Form 10QSB
period 2007-02-28
getpokerrakeback.com
filed 2007-05-22
CIK 1386019

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended February 28, 2007
Commission File Number 333-139940

getpokerrakeback.com
(Name of small business issuer in its charter)

Nevada (State of incorporation)	Pending (Employer ID Number)

1805-1288 West Cordova Street
Vancouver, British Columbia
Canada V6C 3R3
(403) 618-1370
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

There were 4,625,000 shares of Common Stock outstanding as of May 10, 2007.

ITEM 1.
GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2007 (unaudited)	August 31, 2006
ASSETS

CURRENT ASSETS

Cash	$9,908	$22,953
Total current assets	9,908	22,953
Total assets	$9,908	$22,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,300	$3,500
Total current liabilities	6,300	3,500
Total liabilities	6,300	3,500

SHAREHOLDERS’ EQUITY
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit accumulated during the development stage	(21,392)	(5,547)
Total stockholders’ equity	3,608	19,453
Total liabilities and stockholders’ equity	$9,908	$22,953

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from inception
			(June 5, 2006)
	Three months ended February 28, 2007	Six months ended February 28, 2007	to February 28, 2007

Expenses
Professional fees	$13,148	$15,148	$18,648
General and administrative expenses	20	419	1,466
Website development	278	278	1,278

Net loss	$13,446	$15,845	$21,392

Basic and diluted net loss per share	$-	$-

Weighted average number of shares outstanding - basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Period from inception
	Six months	(June 5, 2006)
	ended February 28, 2006	to February 28, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(15,845)	$(21,392)
Adjustment to reconcile net loss to cash used in operating activities:
Net change in:
Account payables and accrued liabilities	2,800	6,300
NET CASH USED IN OPERATING ACTIVITIES	(13,045)	(15,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	25,000

NET INCREASE (DECREASE) IN CASH	(13,045)	9,908

CASH, BEGINNING	22,953	-

CASH, ENDING	$9,908	$9,908

Supplemental disclosures with respect to cash flows:
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company’s Report on Form SB-2/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements in Registration Statement on Form SB-2/A, which was filed on March 23, 2007, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.  The information set forth in Management's Plan of Operation and Results of Operations contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Plan of Operation

Our plan of operation for the 12 months following the date of this prospectus is to market and promote our web site, getpokerrakebacks.com, by engaging a firm of search engine optimizers to implement a Search Engine Optimization (SOE) strategy. In addition, we intend to improve our web site for content and links relating to topics and sites that would be of interest to online poker players.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses and complying with reporting obligations, $25,000 on a SEO strategy and $5,000 on expenses improving our web site. Total expenditures over the next 12 months are expected to be approximately $50,000.

Our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our President, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing. If we are unable to raise the required financing, we will be delayed in executing our business plan.

Results of Operations for the Three-Month Period Ended February 28, 2007

We did not earn any revenues during the six-month period ended February 28, 2007.

We incurred operating expenses in the amount of $15,845 for the six- month period ended February 28, 2007. These operating expenses, comprised of general and administrative costs of $419, professional fees of $15,148, and website development costs of $278. The professional fees were primarily incurred in connection with the preparation and filing of our Form SB-2/A registration statement. There are no comparative results for the prior-year six-month period as we had not yet commenced operations.

At February 28, 2007, we had total assets of $9,908 consisting entirely of cash. At the same date, we had liabilities of $6,300 consisting entirely of accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

getpokerrakeback.com, Registrant

Date: May 17, 2007	By:	/s/ Steven Goertz
Steven Goertz, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer