Form 10QSB
period 2007-05-31
getpokerrakeback.com
filed 2007-07-24
CIK 1386019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended May 31, 2007
Commission File Number 333-139940

getpokerrakeback.com
(Name of small business issuer in its charter)

Nevada	Pending
(State of incorporation)	(Employer ID Number)

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

Yes X _     No ___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X     No _______

There were 4,625,000 shares of Common Stock outstanding as of July 19, 2007.

ITEM 1. FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2007 (unaudited)	August 31, 2006
ASSETS

CURRENT ASSETS
Cash	$884	$22,953
Total current assets	884	22,953
Total assets	$884	$22,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,600	$3,500
Due to related party	4,409	-
Total current liabilities	11,009	3,500
Total liabilities	11,009	3,500

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit accumulated during the development stage	(35,125)	(5,547)
Total stockholders’ equity (deficit)	(10,125)	19,453
Total liabilities and stockholders’ equity (deficit)	$884	$22,953

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from inception
			(June 5, 2006)
	Three months ended May 31, 2007	Nine months ended May 31, 2007	to May 31, 2007

Expenses
Professional fees	$10,607	25,754	$29,255
General and administrative expenses	3,126	3,546	4,592
Website development	-	278	1,278

Net loss	$13,733	29,578	$35,125

Basic and diluted net loss per share	$-	$(0.01)

Weighted average number of shares outstanding - basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Period from inception
	Nine months	(June 5, 2006)
	Ended May 31, 2007	to May 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(29,578)	$(35,125)
Adjustment to reconcile net loss to cash used in operating activities:
Net change in:
Account payables and accrued liabilities	3,100	6,600
NET CASH USED IN OPERATING ACTIVITIES	(26,478)	(28,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	25,000
Due to related party	4,409	4,409
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,409	29,409

NET INCREASE (DECREASE) IN CASH	(22,069)	884

CASH, BEGINNING	22,953	-

CASH, ENDING	$884	$884

Supplemental disclosures with respect to cash flows:
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
May 31, 2007

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company’s Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2007

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

Our cash reserves are not sufficient to meet our obligations for the next 12 month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our President, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing. If we are unable to raise the required financing, we will be delayed in executing our business plan.

Results of Operations for the Nine-Month Period Ended May 31, 2007

We did not earn any revenues during the nine-month period ended May 31, 2007.

We incurred operating expenses in the amount of $29,578 for the nine- month period ended May 31, 2007. These operating expenses, comprised of general and administrative costs of $3,546, professional fees of $25,755, and website development costs of $278. The professional fees were primarily incurred in connection with the preparation and filing of our Form SB-2/A registration statement. There are no comparative results for the prior nine month period as we had not yet commenced operations.

At May 31, 2007, we had total assets of $884 consisting entirely of cash. At the same date, we had liabilities of $11,009 consisting of accounts payable and accrued liabilities and a note due to a related party.

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

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ExhibitNumber	Description

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

getpokerrakeback.com,
Registrant
Date: July 19, 2007	By:	/s/ Steven Goertz
Steven Goertz
President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer