Form 10KSB
period 2007-08-31
getpokerrakeback.com
filed 2007-11-13
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

    Commission file number: 333-139940

GETPOKERRAKEBACK.COM
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  1805-1288 West Cordova Street
Vancouver, British Columbia
Canada V6C 3R3
(Address of principal executive offices)

(403) 618-1370
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes X	No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	Yes X	No _____

State issuer’s revenues for its most recent fiscal year:	Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $22,500 as at November 13, 2007 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,625,000 shares of common stock as at November 13, 2007

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are in the e commerce business. Our web site, getpokerrakeback.com offer “rake backs” to online poker players. Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room. Online poker rooms generate revenue by retaining a percentage of the total amount waged on each hand of poker which is called the rake. With rake backs a portion of the rake is returned to a player.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related To Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and promotion of our web site. We have generated minimal revenues from operations to date.

We expect to incur approximately $5,000 per month in marketing, promotion and administrative expenses. At this rate, we expect that we will only be able to continue operations for approximately four months without additional funding. We anticipate that these funds will be used for marketing, promotion, general administrative expenses and costs relating to the filing of our registration statement.

We may not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

BECAUSE WE HAVE NO OPERATING HISTORY, IT MAKES EVALUATING OUR BUSINESS DIFFICULT.

We were incorporated on June 5, 2006 and to date have been involved primarily in organizational and development and initial operating activities. We have earned minimal revenues as of the date of this Prospectus and have incurred total losses of $47,436 from our incorporation to August 31, 2007.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to our lack of operating history. To date, our business development activities have consisted of organizational and development and initial operating activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

In addition, there is no guarantee that our business operations will be profitable even if we do generate significant revenues, if ever.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

WE WILL FACE INTENSE COMPETITION FROM LARGER, MORE ESTABLISHED COMPANIES, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The competition to attract online poker players is intense with respect to rake back percentages, variety of online poker rooms offered, and attracting players to websites where they can sign up for rake backs. We have many competitors that have substantially greater financial and other resources, established market share and name recognition than us. There is no assurance that we will be able to compete successfully with our competitors.

IF WE ARE UNABLE TO ATTRACT A SIGNIFICANT NUMBER OF ONLINE POKER PLAYERS, OUR BUSINESS WILL FAIL.

The success of our business requires that we attract a significant number of online poker players. If we are unable to attract a significant number of online poker players, our business will fail. To date, we have not attracted a significant number of online poker players.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF OUR PRESIDENT, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We depend on the services of our president, Mr. Steven Goertz. Our success depends on the decisions made by Mr. Goertz. The loss of the services of Mr. Goertz could have an adverse effect on our business, financial condition and results of operations. There is no assurance that Mr. Goertz will not leave us or compete against us in the future, as we presently have no employment agreement with Mr. Goertz. In such circumstance, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Our failure to attract additional qualified employees or to retain the services of Mr. Goertz could have a material adverse effect on our operating results and financial condition.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending August 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our Independent Registered Public Accounting Firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE ONLINE COMMERCE BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our president Mr. Steven Goertz does not have any technical training or experience in online commerce or in business in general.  In addition, we do not have any employees with online commerce or business experience.  As a result, we may not be able to recognize and take advantage of trends in online poker, we may not be able to accurately predict online poker player preferences and we may not be able to attract players or establish business relationships with online poker rooms.  As well, our president’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF ONLINE GAMING REGULATIONS NEGATIVELY IMPACT OUR OPERATIONS, OUR BUSINESS MAY FAIL.

There is uncertainty as to the legality of online gaming in many countries. In several countries where online gaming is illegal, including the United States, companies in the on line gaming business rely on the apparent unwillingness or inability of regulators generally to bring actions against businesses and persons with no physical presence in the country concerned. However, authorities in certain jurisdictions including the United States have recently taken direct steps to restrict online gaming by seeking to prevent or deter payment processors from transacting with online gaming businesses. The application or enforcement of existing gaming laws or regulations, a change in sentiment by regulatory authorities or the enactment of new legislation prohibiting or restricting online gaming (or services used by online gaming businesses) could severely and adversely impact our proposed business and financial position. Although the Company does not engage in any online gaming activities that are prohibited by relevant U.S. federal statutes, there is no assurance that our activities may not be subject to adverse regulation in the future. In addition, the Company does not transact with any person or entity residing in any country where on line gaming is illegal, and in particular, does not accept customers domiciled in the United States.  The Company is able to monitor the domicile of new customers by confirming the players domicile with the online poker room.

Risks Relating To Our Common Stock

BECAUSE OUR PRESIDENT OWNS 54.05% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Steven Goertz, our President and Director, owns approximately 54.05% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Steven Goertz may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING AND, EVEN IF QUOTED, IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

Currently, our stock is not listed on any public market, exchange, or quotation system. Although we are taking steps to have our common stock publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the OTCBB, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If our common stock is not quoted on the OTCBB or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

We are planning to identify a market maker to file an application with the NASD on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by the NASD commencing upon the effectiveness of our registration statement of which this prospectus is a part. There can be no assurance as to whether such market maker’s application will be accepted by the NASD. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

BECAUSE WE WILL BE SUBJECT TO “PENNY STOCK” RULES ONCE OUR SHARES ARE QUOTED ON THE OTCBB, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property, other than the following domain names, getpokerrakebacks.com, getpokerrakeback.com, bestpokerrake.com.  Our office is located at 1805-1288 West Cordova Street, Vancouver, British Columbia, Canada. It’s approximately 120 square feet in size. It contains office furniture and equipment sufficient to administer our current business. Our President, Mr. Steven Goertz, donates this office space to us.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board on August 2, 2007.  However, during the fiscal year ended August 31, 2007, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 31 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the 12 months is to market and promote or web site, getpokerrakebacks.com, by engaging a firm of search engine optimizers to implement a search engine optimization (“SEO’) strategy. In addition, we intend to improve our web site for content and links relating to topics and sites that would be of interest to online poker players.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, $25,000 on a SEO strategy and $5,000 on expenses improving our web site. Total expenditures over the next 12 months are expected to be approximately $50,000.

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

Results Of Operations For the Fiscal Year Ended August 31, 2007

We did not earn any revenues during the fiscal year ended August 31, 2007.  We incurred operating expenses in the amount of $41,889 for the fiscal year.  These operating expenses were comprised of website development expenses of $278, general and administrative expenses of $14,554 and professional fess of $27,057.

Our net loss in fiscal 2007 ($41,889) was higher than in fiscal 2006 ($5,547) primarily due to the filing of our registration statements with the Securities and Exchange Commission on Form SB-2 and the commencement of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Getpokerrakeback.com
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Getpokerrakeback.com (the “Company”) as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended August 31, 2007 and for the periods from June 5, 2006 (inception) through August 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Getpokerrakeback.com as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended August 31, 2007 and for the periods from June 5, 2006 (inception) through August 31, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
November 9, 2007

GETPOKERRAKEBACK.COM
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
August 31, 2007

	August 31, 2007	August 31, 2006
ASSETS
Cash	$4,811	$22,953
Total current assets	4,811	22,953
Total assets	$4,811	$22,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,839	$3,500
Due to shareholder	10,408	-
Total current liabilities	27,247	3,500
Total liabilities	27,247	3,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,625,000 share issued and outstanding	4,625	4,625
Additional paid-in capital	20,375	20,375
Deficit accumulated during the development stage	(47,436)	(5,547)
Total stockholders’ equity (deficit)	(22,436)	19,453
Total liabilities and stockholders’ equity (deficit)	$4,811	$22,953

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
 (A DEVELOPMENTS STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year ended August 31, 2007
and the Period from June 5, 2006 (Inception) through August 31, 2006 and the Period from June 5, 2006 (Inception) through August 31, 2007

	Year ended August 31, 2007	Inception (June 5, 2006) through August 31, 2006	Inception (June 5, 2006) through August 31, 2007

Expenses:
Professional fees	$27,057	$3,500	$30,557
General and administration expenses	14,554	1,047	15,601
Website development	278	1,000	1,278

Net loss	$(41,889)	$(5,547)	$(47,436)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average number of shares outstanding	4,625,000	2,739,943

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from June 5, 2006 (Inception) through August 31, 2007

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash to founders	3,750,000	$3,750	$3,750	$-	$7,500
Issuance of common stock for cash	875,000	875	16,625	-	17,500
Net loss	-	-	-	(5,547)	(5,547)

Balance, August 31, 2006	4,625,000	4,625	20,375	(5,547)	19,453
Net loss	-	-	-	(41,889)	(41,889)
Balance, August 31, 2007	4,625,000	$4,625	$20,375	$(47,436)	$(22,436)

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year ended August 31, 2007
and the Period from June 5, 2006 (Inception) through August 31, 2006 and the Period from June 5, 2006 (Inception) through August 31, 2007

	Year ended August 31, 2007	Inception (June 5, 2006) through August 31, 2006	Inception (June 5, 2006) through August 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss Adjustments to reconcile net loss to cash used in operating activities:	$(41,889)	$(5,547)	$(47,436)
Net change in:
Account payables and accrued liabilities	13,339	3,500	16,839

NET CASH USED IN OPERATING ACTIVITIES	(28,550)	(2,047)	(30,597)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	25,000	25,000
Due to shareholder	10,408	-	10,408

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,408	25,000	35,408

NET INCREASE (DECREASE) IN CASH	(18,142)	22,953	4,811

CASH, BEGINNING	22,953	-	-

CASH, ENDING	$4,811	$22,953	$4,811

Supplemental disclosures with respect to cash flows:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

NOTE 1 – NATURE OF BUSINESS

Getpokerrakeback.com (the “Company”) is in the initial development stage and has incurred losses since inception totalling $47,436. The Company was incorporated on June 5, 2006 in the State of Nevada.  The Company commenced business by developing and launching its web site getpokerrakeback.com on which it offer “rake backs” to online poker players.  Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room. Online poker rooms generate revenue by retaining a percentage of the total amount waged on each hand of poker which is called the pot. Online poker rooms retain a percentage of the pot, which is called the rake. With rake backs a portion of the rake is returned to a player.  While a handful of online poker rooms pay rake back directly to players, the majority of rake backs are paid to web sites affiliated with online poker rooms. The Company’s web site, getpokerrakebacks.com, is such an affiliated site and has rake back agreements with online poker rooms.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Income taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Foreign currency transactions
The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other non-monetary assets and liabilities are translated by using historical exchange rates.  Resulting re-measurement gains or losses are reported as a component of other comprehensive income.

Loss per share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based compensation
The Company has not adopted a stock option plan and has not granted stock options to date.  Accordingly, no stock-based compensation has been recorded to date.

Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. There was no impact upon the adoption of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  There was no impact upon the adoption of SAB No. 108.

NOTE 3 – GOING CONCERN

GetPokerRakeBack.com’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. GetPokerRakeBack.com has incurred net losses of $47,436 since inception. This condition raises substantial doubt about getpokerrakeback.com 's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

GetPokerRakeBack.com is working to secure additional financing to fund its development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that getpokerrakeback.com will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support getpokerrakeback.com 's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, getpokerrakeback.com will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to getpokerrakeback.com. If adequate working capital is not available getpokerrakeback.com may be required to curtail its operations.

NOTE 4 – CAPITAL STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

During the period ended August 31, 2006, the Company issued 3,750,000 shares of common stock in the Company at $0.002 per share with proceeds to the Company of $7,500.

During the period ended August 31, 2006, the Company issued 875,000 shares of common stock in the Company at $0.02 per share with proceeds to the Company of $17,500.

Stock options
As of August 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2007 (2006 – Nil) the president of the Company loaned the Company $10,408.  The loan contains no terms of repayment, is unsecured, and bears no interest.

NOTE 6 – INCOME TAXES

As of August 31, 2007, the Company had net operating loss carry forwards of approximately $47,500 that may be available to reduce future years’ taxable income and will expire commencing in 2024.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for refundable Federal income tax consists of the following:

	Year ended	June 5, 2006 (Inception) through
	August 31, 2007	August 31, 2007
Refundable Federal income tax attributable to:
Current operations	$14,000	$2,000
Less, change in valuation allowance	(14,000)	(2,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2007	2006
Deferred tax asset attributable to:
Net operating loss carryover	$16,000	$2,000
Less, valuation allowance	(16,000)	(2,000)
Net deferred tax asset	$-	$-

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Directoror Officer Since

Mr. Steven Goertz	24	President, C.E.O., Principal Accounting Officer, Treasurer, Secretary and Director	June 5, 2006

The following describes the business experience of the Company's director and chief executive officer:

From September 2004 to November 2006, Mr. Goertz attended the Haskayne School of Business at the University of Calgary, Alberta, Canada, where he studied International Business.  From September 2003 to April 2004, Mr. Goertz completed the Bachelor of Commerce Transfer Program at the Bisset School of Business at Okanagan University College. Mr. Steven Goertz was the founder of the Eldorado Wakeboard School, located in Kelowna, BC Canada, and ran operations from May 2000 to August 2003. During this time, Mr. Goertz also competed on the international professional wakeboard tour. Mr. Steve Goertz is devoting substantially all of his time to our business.

Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended April 30, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Mr. Steve Goertz	0	0	0
(President, CEO and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended April 30, 2007.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Steven Goertz	President	2007	$0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 24, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and address of beneficial owner	Beneficial ownership	Percent of class

Common Stock	Mr. Steven Goertz	2,500,000	54.05%
	President, CEOand Director

Common Stock	All Officers and Directors	2,500,000	54.05%

The percent of class is based on 4,625,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form SB-2 dated January 12, 2007.

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2007, we filed no current reports on Form 8-K.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, LBB & Associates Ltd., LLP, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended August 31, 2006	Fiscal year ended August 31, 2007
Audit fees	$5,500	$5,500
Audit-related fees	$4,350	$5,100
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Getpokerrakeback.com

Date: October 25, 2007	By:	/s/ Steven Goertz
Mr. Steven Goertz
President, CEO and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Goertz
Mr. Steven Goertz
President, CEO and Director
Date: October 25, 2007