Form 10QSB
period 2007-11-30
getpokerrakeback.com
filed 2008-01-18
CIK 1386019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended November 30, 2007

Commission File Number 333-139940

getpokerrakeback.com
(Name of small business issuer in its charter)

Nevada	98-0554885
(State of incorporation)	(Employer ID Number)

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

Yes       X                                                                 No ______

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       X                                                                 No ______

There were 4,625,000 shares of Common Stock outstanding as of January 8, 2008.

ITEM 1.

FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2007 (unaudited)	August 31, 2007
ASSETS

CURRENT ASSETS
Cash	$578	$4,811
Total current assets	578	4,811
Total assets	$578	$4,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,442	$16,839
Due to related party	19,592	10,408
Total current liabilities	29,034	27,247
Total liabilities	29,034	27,247

SHAREHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit accumulated during the development stage	(53,456)	(47,436)
Total stockholders’ deficit	(28,456)	(22,436)
Total liabilities and stockholders’ deficit	$578	$4,811

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from inception
	Three months	Three months	(June 5, 2006)
	ended November 30, 2007	ended November 30, 2006	to November 30, 2007

Expenses
Professional fees	$4,500	$2,000	$35,057
General and administrative expenses	1,520	400	17,121
Website development	-	-	1,278

Net loss	$(6,020)	$(2,400)	$(53,456)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months	Three months	Period from inception
	ended	ended	(June 5, 2006)
	November 30, 2007	November 30, 2006	to February 28, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,020)	$(2,400)	$(53,456)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	(7,397)	-	9,442
NET CASH USED IN OPERATING ACTIVITIES	(13,417)	(2,400)	(44,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	25,000
Proceeds from related party advances	9,184	-	19,592
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,184	-	44,592

NET INCREASE (DECREASE) IN CASH	(4,233)	(2,400)	578

CASH, BEGINNING	4,811	22,953	-

CASH, ENDING	$578	$20,553	$578

Supplemental disclosures with respect to cash flows:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
November 30, 2007

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form  10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

ITEM 2.	PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements included in our annual filing on Form 10-KSB, which was filed on November 13, 2007, and Notes thereto, and the  other  financial  data appearing elsewhere in this Form 10-QSB Report. The  information  set forth in Management's Plan of Operation  and  Results of Operations contains certain "forward-looking statements",  including,  among  others  (i)  expected  changes in the Company's revenues  and  profitability,  (ii) prospective business opportunities and (iii) the  Company's  strategy  for financing its business. Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations.  Although  we  believe that our expectations with respect  to the forward-looking statements are based upon reasonable assumptions within  the  bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking  statements  in  this  report  should  not  be  regarded  as  a representation  by  the Company or any other person that our objectives or plans will  be  achieved.

Plan of Operation

Our plan of operation for the 12 months is to market and promote or web site, getpokerrakebacks.com, by engaging a firm of search engine optimizers to implement a search engine optimization (“SEO”) strategy. In addition, we intend to improve our web site for content and links relating to topics and sites that would be of interest to online poker players.

Over the next 12 months, we anticipate spending approximately $25,000 on professional fees and administrative expenses and complying with reporting obligations, $30,000 on a SEO strategy and $5,000 on expenses improving our web site. Total expenditures over the next 12 months are expected to be approximately $60,000.

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

Results of Operations for the Three-Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007 and 2006.

We incurred operating expenses in the amount of $6,020 for the three- month period ended November 30, 2007. These operating expenses, comprised of bank fees of $57, professional fees of $4,500, and transfer agent and filing fees of $1,463. The comparative operating expenses for the three months ended November 30, 2006 comprised of professional fees of $2,000, and general and administrative fees of $200.

At November 30, 2007, we had total assets of $578 consisting entirely of cash.  At the same date, we had liabilities of $29,034 consisting  of accounts payable and accrued liabilities of $9,442 and a loan from our President of $19,592.

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

PART II – OTHER INFORMATION

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

There were no reports filed on Form 8-K during the quarter ended November 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

getpokerrakeback.com, Registrant

January 17, 2008	By:	/s/ Steven Goertz
Steven Goertz, President, Chief Executive Officer, Principal Accounting
Officer, and Chief Financial Officer