Form 10QSB
period 2008-02-29
getpokerrakeback.com
filed 2008-04-14
CIK 1386019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended February 29, 2008
Commission File Number 333-139940

getpokerrakeback.com
(Name of small business issuer in its charter)

Nevada	98-0554885
(State of incorporation)	(Employer ID Number)

702- 23rd Ave. NW
Calgary, Alberta
Canada T2M 1S9
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

Yes    X _                                                    No ______

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X                                                      No _______

There were 4,625,000 shares of Common Stock outstanding as of April 10, 2008.

ITEM 1.

FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	February 29, 2008 (unaudited)	August 31, 2007 (audited)
ASSETS

CURRENT ASSETS
Cash	$53	$4,811
Total current assets	53	4,811
Total assets	$53	$4,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,835	$16,839
Due to related party	22,223	10,408
Total current liabilities	31,058	27,247
Total Liabilities	31,058	27,247

SHAREHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit	(56,005)	(47,436)
Total stockholders’ deficit	(31,005)	(22,436)
Total liabilities and stockholders’ deficit	$53	$4,811

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from inception
	Six months	Six months	Three months	Three months	(June 5, 2006)
	ended February 29, 2008	ended February 28, 2007	ended February 29, 2008	ended February 28, 2007	to February 29, 2008

Expenses
Professional fees	$6,700	15,148	$2,200	$13,148	$37,257
General and administrative expenses	1,869	419	349	20	17,470
Website Development	-	278	-	278	1,278

Net Loss	$(8,569)	$(15,845)	$(2,549)	$(13,446)	$(56,005)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from inception
	Six months	Six months	(June 5, 2006)
	ended February 29, 2008	ended February 28, 2007	to February 29, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(8,569)	$(15,845)	$(56,005)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	(8,004)	2,800	8,835
NET CASH USED IN OPERATING ACTIVITIES	(16,573)	(13,045)	(47,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	25,000
Due to related party	11,815	-	22,223
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,815	-	47,223

NET INCREASE (DECREASE) IN CASH	(4,758)	(13,045)	53

CASH, BEGINNING	4,811	22,953	-

CASH, ENDING	$53	$9,908	$53

Supplemental disclosures with respect to cash flows:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
February 29, 2008

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008

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

Results of Operations for the Six-Month Period Ended February 29, 2008 Compared to Six Months Ended February 28, 2007

We did not earn any revenues during the six-month period ended February 29, 2008 and February 28, 2007.

We incurred operating expenses in the amount of $8,569 for the six- month period ended February 29, 2008. These operating expenses, comprised of professional fees of $6,700 and transfer agent and filing fees of $1,869. The comparative operating expenses for the six months ended February 28, 2007 comprised of professional fees of $15,148, general and administrative fees of $419 and website development costs of $278.

At February 29, 2008, we had total assets of $53 consisting entirely of cash.  At the same date, we had liabilities of $31,058 consisting  of accounts payable and accrued liabilities of $8,835 and an advance from our President of $22,223.

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

There were no reports filed on Form 8-K during the quarter ended February 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

getpokerrakeback.com, Registrant

April 14, 2008	By:	/s/ Steven Goertz
Steven Goertz, President, Chief Executive Officer, Principal Accounting
Officer, and Chief Financial Officer