Form 10QSB
period 2008-05-31
getpokerrakeback.com
filed 2008-07-18
CIK 1386019

    U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended May 31, 2008
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

Yes     X                                                               No _______

There were 4,625,000 shares of Common Stock outstanding as of July 17, 2008.

ITEM 1.

FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2008 (unaudited)	August 31, 2007
ASSETS

CURRENT ASSETS
Cash	$979	$4,811
Total current assets	979	4,811
Total assets	$979	$4,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,744	$16,839
Due to related party	26,168	10,408
Total current liabilities	33,912	27,247
Total Liabilities	33,912	27,247

SHAREHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit accumulated during the development stage	(57,933)	(47,436)
Total stockholders’ deficit	(32,933)	(22,436)
Total liabilities and stockholders’ deficit	$979	$4,811

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from inception
	Nine months	Nine months	Three months	Three months	(June 5, 2006)
	ended May 31, 2008	ended May 31, 2007	ended May 31, 2008	ended May 31, 2007	to May 31, 2008

Expenses
Professional fees	$8,300	$25,754	$1,600	$10,607	$38,857
General and administrative expenses	2,197	3,546	328	3,126	17,798
Website development	-	278	-	-	1,278

Net loss	$(10,497)	$(29,578)	$(1,928)	$(13,733)	$(57,933)

Basic and diluted net loss per share	(0.00)	(0.01)	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from inception
	Nine months	Nine months	(June 5, 2006)
	ended May 31, 2008	ended May 31, 2007	to May 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(10,497)	$(29,578)	$(57,933)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	(9,095)	3,100	7,744
NET CASH USED IN OPERATING ACTIVITIES	(19,592)	(26,478)	(50,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	25,000
Proceeds from related party advance	15,760	4,409	26,168
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,760	4,409	51,168

NET INCREASE (DECREASE) IN CASH	(3,832)	(22,069)	979

CASH, BEGINNING	4,811	22,953	-

CASH, ENDING	979	884	979

Supplemental disclosures with respect to cash flows:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
May 31, 2008

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2008

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

Results of Operations for the Nine-Month Period Ended May 31, 2008

We did not earn any revenues during the nine-month period ended May 31, 2008 and 2007.

We incurred operating expenses in the amount of $10,497 for the nine- month period ended May 31, 2008. These operating expenses, comprised of professional fees of $8,300 and transfer agent and filing fees of $2,197. The comparative operating expenses for the nine months ended May 31, 2007 comprised of professional fees of $25,754, general and administrative fees of $3,546 and website development costs of $278.

At May 31, 2008, we had total assets of $979 consisting entirely of cash.  At the same date, we had liabilities of $33,912 consisting of accounts payable and accrued liabilities of $7,744 and an advance from our President of $26,168.

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

There were no reports filed on Form 8-K during the quarter ended May 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

getpokerrakeback.com, Registrant

July 17, 2008	By:	/s/ Steven Goertz
Steven Goertz, President, Chief Executive Officer, Principal Accounting
Officer, and Chief Financial Officer