Form 10-K
period 2008-08-31
getpokerrakeback.com
filed 2008-12-15
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-139940

GETPOKERRAKEBACK.COM
(Name of registrant as specified in its charter)

Nevada	98-0554885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Equity Trust Chambers
P.O. Box 3269
Apia, Samoa
__________________________________________
(Address of Principal Executive Offices)

(+86) 755-8313-789
__________________________________________
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of February 28, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $22,500. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,625,000 shares of the registrant’s common stock outstanding as of December 2, 2008.

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our limited operating history; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” potential conflicts of interest with our management team; and potential inability to locate a viable business combination candidate.  Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “we,” “us,” “our,” or the “Company,” are references to Getpokerrakeback.com; (ii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (iii) the “SEC” are to the United States Securities and Exchange Commission; (iv) the “Securities Act” are to the Securities Act of 1933, as amended; and (v) the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.

BUSINESS.

Our Corporate Structure and History

We were incorporated on June 5, 2006 in the State of Nevada.  We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players.  Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room.

On September 10, 2008, we entered into and closed a stock purchase agreement, or the Stock Purchase Agreement, with Flourishing Wisdom Holdings Limited, or Flourishing Wisdom, a Samoan limited company, and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time.  Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22, per share.  At the closing, Mr. Goertz resigned as our sole director and officer and Ms. Hai Yan Huang was appointed as our sole director and as our  Chief Executive Officer, Chief Financial Officer and Secretary.

As a result of the transaction, Flourishing Wisdom became our controlling stockholder and we entered into a new business.  From and after the closing of the Stock Purchase Agreement, we no longer engage in the business of marketing and promoting getpokerrakeback.com, our web site.  Instead, our business plan now consists of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.  Such a transaction may result in a change in the present board of directors or in the management of the Company.

Business Overview

We are currently a shell company that intends to enter into a business combination with one or more as yet unidentified privately held businesses.  Management believes that we will be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public.  We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business.  Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors probably will resign their directorship and officer positions with us in connection with our consummation of a business combination (see “Form of Acquisition” below).  In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

It is anticipated that prospective business opportunities will come to our attention from various sources, including our management, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We do not have any plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for us.  There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Pre-Combination Activities

We are a “blank check” company, defined as an inactive, publicly quoted company with nominal assets and liabilities.  With these characteristics, management believes that we will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public.  The term “business combination” (or “combination”) means the result of (i) a statutory merger of a combination candidate into or consolidation with us or our wholly owned subsidiary that would be formed for the purpose of the merger or consolidation, (ii) the exchange of our securities for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by us for cash or other value to a business entity or individual, and similar transactions.

A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation.  It is unlikely that any proposed combination will be submitted for the approval of our stockholders prior to consummation.  Pending negotiation and consummation of a combination, we anticipate that we will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other.  Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.  Our management will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

There is no assurance that we will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to us.  Our Board of Directors has not established a time limitation by which we must consummate a suitable combination; however, if we are unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of our Board of Directors, the Board of Directors will probably recommend that we liquidate and dissolve.  It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of capital.  This lack of diversification will not permit us to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Our Board of Directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval.  Our stockholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by our management for acquisition.  Generally, the prior approval of our stockholders will be required for any statutory merger of us with or into another company, but stockholder approval may not be required if our articles of incorporation will not change as a result of the merger and if following the merger, each person who was our stockholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights.  Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of our stockholders will not be required by law so long as we acquire the shares or assets of the other company.

Combination Suitability Standards

The analysis of candidate companies will be undertaken by or under the supervision of our Chief Executive Officer, who is not a professional business analyst. See “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” below.

To a large extent, a decision to participate in a specific combination may be made upon management’s analysis of the quality of the candidate company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze.  In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.  We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.  Because we may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate’s products or services will likely not be established, and the candidate may not be profitable when acquired.

Otherwise, we anticipate that we may consider, among other things, the following factors:

•

potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•

our perception of how any particular candidate will be received by the investment community and by our stockholders;

•

whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal “penny stock” rules adopted by the SEC;

•

capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•

the extent to which the candidate can be advanced;

•

competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•

strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•

the cost of participation by us as compared to the perceived tangible and intangible values and potential; and

•

the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a candidate.  Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  It should be recognized that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We cannot predict when we may participate in a business combination.  We expect, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

Management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Prior to consummation of any combination (other than a mere sale by insiders of a controlling interest in our common stock) we intend to require that the combination candidate provide us with the financial statements required by Regulation S-K, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders’ equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to our management and who are registered with the Public Company Accounting Oversight Board, and the necessary unaudited interim financial statements.  Such financial statements must be adequate to satisfy our reporting obligations under Section 15(d) or 13 of the Exchange Act.  If the required audited financial statements are not available at the time of closing, our management must reasonably believe that the audit can be obtained in less than 60 days.  This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited.  Some private companies will either not be able to obtain an audit or will find the audit process too expensive.  In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with us too burdensome and expensive in light of the perceived potential benefits from a combination.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of our promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of us and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, there is no assurance that we would be the surviving entity.  In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction.  As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote or opportunity for approval by our shareholders.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other of our securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, we anticipate that we, and/or our officers and principal stockholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction.  Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.  Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.  Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Post Combination Activities

Management anticipates that, following consummation of a combination, control of us will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination.  Once ownership control has changed, it is likely that the new controlling stockholders will call a meeting for the purpose of replacing our incumbent directors with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees.

Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the SEC which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information that is required to be disclosed under a Form 10 relating to the target company.

Potential Benefit to Insiders

In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal stockholders, or Insiders, by the acquiring entity or its affiliates.  If stock is purchased from the Insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock.  In our judgment, none of our officers and directors would as a result of such a sale become an “underwriter” within the meaning of the Section 2(11) of the Securities Act.  No bylaw or charter provision prevents Insiders from negotiating or consummating such a sale of their shares.  The sale of a controlling interest by our Insiders could occur at a time when the other stockholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that our stockholders generally will be given the opportunity to participate in any such sale of shares.  Moreover, our stockholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

We may require that a company being acquired repay all advances made to us by our stockholders and management, at or prior to closing of a combination.  Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from our insiders or paying compensation to any of our officers, directors or stockholders or their respective affiliates.

Possible Origination of a Business

Our Board of Directors has left open the possibility that, instead of seeking a business combination, we may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve our origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form.  It is also possible that we may engage in one or more combinations, as discussed above, and originate a business in addition.  Potential stockholders should consider that management has the widest possible discretion in choosing a business direction for us.

Any funds needed to originate and develop a business would almost certainly be raised from the sale of our securities, since we lack the creditworthiness to obtain a loan.  Management does not believe that our principal stockholders, directors or executive officers would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely.  Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. We have no current plans to offer or sell any securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

Use of Consultants and Finders

Our management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder’s fee to a person who introduces a candidate with which we complete a combination.  Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders.  None of our securities will be paid to our officers, directors or promoters nor any of their respective affiliates in the form of finders fees.  Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us.  It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity.  Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our stockholders, and there is no assurance that any such conflicts will be resolved in favor of our stockholders.

State Securities Laws and Considerations

Section 18 of the Securities Act provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a “covered security”.  The term “covered security” is defined in Section 18 to include among other things transactions by “any person not an issuer, underwriter or dealer”, (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act provided the issuer of the security is a “reporting company,” meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Section 18 preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies.  Section 18 expressly provides, however, that a state may not “directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security.”  This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of “blank check” companies like us.  Section 18 of the Securities Act, however, preempts state law as to covered securities of reporting companies.  Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of our shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading of our securities based on the fact that we are or ever were a blank check company.  We will comply with such state limited notice filings as may be necessary in regard to secondary trading.  At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

No Investment Company Act Regulation

Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an “investment company” under the 1940 Act.  To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of “investment securities”, which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries.  Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company.  We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

Competition

We will be in direct competition with many entities in our efforts to locate suitable business opportunities.  Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors.  Most of these entities will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider.  Many of these competing entities will also possess significantly greater experience and contacts than our management.  Moreover, we also will be competing with numerous other blank check companies for such opportunities.

Employees

We have no full-time employees, and our only employee currently is our sole officer. It is not expected that we will have additional full-time or other employees except as a result of completing a combination.

ITEM 1A.

RISK FACTORS.

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed.  You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

We have had no operating history and minimal revenues from operations.

We have had no operating history and minimal revenues from operations.  We have no significant assets or financial resources.  We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management team does not devote its full time to our business and operations.

Our sole officer and director, who serves only on a part-time basis, has had limited experience in the business activities contemplated by us, yet we will be solely dependent on her.  We lack the funds or other incentive to hire full-time experienced management.  Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis.  We have not obtained key man life insurance on the lives of any member of our management team.  The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

We may have conflicts of interest with our management team.

Conflicts of interest and non-arms length transactions may arise in the future.  The terms of a business combination may include terms like the retention of our current officer and director as an officer and director of the successor company in the business combination.  The terms of a business combination may provide for a payment by cash or otherwise to our management for the purchase or retirement of all or part of our common stock that is held by her or for services rendered incident to or following a business combination.  Our management would directly benefit from this type of employment or payment.  These benefits may influence our management's choice of a target company.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  There is no assurance that we can identify a target company and consummate a business combination.

There currently is no public market for our common stock, and no assurance can be given that a market will develop

There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a  stockholder ever will be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Exchange Act and SEC rules thereunder

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us.  Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in a business combination, the per share value of our common stock may decrease, perhaps significantly.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake.  Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

We do not have ownership or leasehold interest in any property, other than the following domain names, getpokerrakebacks.com, getpokerrakeback.com, and bestpokerrake.com.  Our mailing address is Equity Trust Chambers, P.O. Box 3269, Apia, Samoa.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “GPKR.OB”  on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis.  The CUSIP number is 37427P101.  No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination.

Approximate Number of Holders of Our Common Stock

As of December 2, 2008, there were approximately 14 stockholders of record of our common stock, as reported by our transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

We have never declared or paid cash dividends.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended August 31, 2008 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2008 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended August 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We were incorporated on June 5, 2006 in the State of Nevada.  We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players.  Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room.

On September 10, 2008, we entered into and closed the Stock Purchase Agreement with Flourishing Wisdom and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time.  Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22, per share.  At the closing, Mr. Goertz resigned as our sole director and officer and Ms. Hai Yan Huang was appointed as our sole director and as our  Chief Executive Officer, Chief Financial Officer and Secretary.

As a result of the transaction, Flourishing Wisdom became our controlling stockholder and we entered into a new business.  From and after the closing of the Stock Purchase Agreement, we no longer engage in the business of marketing and promoting getpokerrakeback.com, our web site.  Instead, our business plan now consists of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.  Such a transaction may result in a change in the present board of directors or in the management of the Company.

Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth.  The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances such a target company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated.  Similarly, we do not expect to hire employees, except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

The SEC and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  The SEC has issued an interpretive letter to the NASD which states in part that promoters or affiliates of a blank check company and their transferees would act as “Underwriters” under the Securities Act when reselling the securities of a blank check company.  The letter also states that the securities can only be resold through a registered offering despite technical compliance with Rule 144.  Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us.  The SEC has codified and expanded this position in amendments to Rule 144 which became effective on February 15, 2008 (and apply to securities acquired both before and after that date) by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•

the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•

at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144 until at least one year after we combine with an operating entity.  These rules and regulations may hinder our ability to issue securities and create a public market in our stock until we are able to successfully implement our business plan and we are no longer classified as a blank check company.

Results of Operations

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

We had no revenues and incurred a net loss of $10,497 for the fiscal year ended August 31, 2008, as compared to net loss of $41,889 for the fiscal year ended August 31, 2007, primarily due to a decrease in our professional fees during the 2008 period.

All general and administrative expenses of $1,897 and $14,832 for the fiscal years ended August 31, 2008 and 2007, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.  The decrease in general and administrative expenses during the 2008 period is primarily attributable to a decrease in the cost of administering our website.

Liquidity and Capital Resources

We had a cash balance of $5,739 at August 31, 2008 which is not considered sufficient to meet ongoing expenses or debts that may accumulate.  As of August 31, 2008, we had accumulated deficit of $57,933.  We have debts (current liabilities) totaling $38,672.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2009 as it did in 2008, should not exceed $50,000 in the fiscal year ending August 31, 2009.  Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition.  The terms of any such payment will have to be negotiated with the principals of any business acquired.  The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow.  As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow.  We believe that management members or stockholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so.  Our stockholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  We have no intention of borrowing money to reimburse or pay salaries to any of our sole officer and director, our shareholders or any of their affiliates.  There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.  Our current management has agreed to continue her services to us and to accrue sums owed her for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities.  There is no assurance whatever that we will be able to raise necessary funds from outside sources.  Such a lack of funds could result in severe consequences to us, including among others:

•

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•

curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•

inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination.  There is no assurance that any potential candidate will agree to make such a deposit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial information has been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (iii) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, the following should also be considered: (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of those policies, and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

•

Income taxes.  The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

•

Foreign currency transactions.  The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other non-monetary assets and liabilities are translated by using historical exchange rates.  Resulting re-measurement gains or losses are reported as a component of other comprehensive income.

•

Loss per share.  The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

Management monitors and evaluates accounting pronouncements as they are issued. Management does not anticipate that the impact of any recently issued accounting pronouncement will be material to the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Ms. Hai Yan Huang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008.  Based on our assessment, Ms. Huang determined that, as of August 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Ms. Hai Yan Huang, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of August 31, 2008.   We intend to design and implement additional internal controls over financial reporting in the future after we combine with an operating entity.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended August 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

On December 3, 2008, through the written unanimous consent of the Board of Director, we amended and restated our Bylaws, a copy of which is attached as an exhibit hereto.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information about our sole executive officer and director.  Our director will serve until our next annual or special meeting of stockholders at which directors are elected.

Name	Age	Position Held

Hai Yan Huang	34	Chief Executive Officer, Chief Financial Officer and Director

Hai Yan Huang.  Ms. Huang was appointed as our Chief Executive Officer, Chief Financial Officer and Director on September 10, 2008.  Mrs. Huang has over 10 years’ experience in the financial industry.  Since 2003, Mrs. Huang has served as the senior manager and project leader of Skylinkage Communications, where she is responsible for financial products’ consolidation and marketing strategy design, and for assisting clients in various financial industries such as banks, funds, stock and insurance institutes.  Prior to that, Mrs. Huang served, from 1997 to 2003, as an assistant manager in the transaction department of Beijing Security, where her responsibilities included security consulting, data-base statistic and transaction behaviors analysis.  Mrs. Huang holds a Bachelor’s Degree in Economics from Zhongshan University and Shenzhen University.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

We have not adopted a code ethics.  However, we intend to adopt a code of ethics in the future after we combine with an operating entity.   We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee.  Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee.  However, we intend to establish an audit committee of the board of directors in the future after we combine with an operating entity.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

For the years ended August 31, 2008 and 2007, and through the date of this report, there has been no compensation awarded to, earned by, or paid to any of our named executive officers or directors.  We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.  We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended August 31, 2008.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors.  No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended August 31, 2008.  We do not have non-equity incentive or deferred compensation plans that our directors may participate in.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 2, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Hai Yan Huang Equity Trust Chambers P.O. Box 3269 Apia, Samoa	Chief Executive Officer, Chief Financial Officer and Director	Common stock $0.001 par value	2,500,000	54.05%
All officers and directors as a group (1 person named above)		Common stock $0.001 par value	2,500,000	54.05%
5% Securities Holder
Flourishing Wisdom Holdings Limited Equity Trust Chambers P.O. Box 3269 Apia, Samoa		Common stock $0.001 par value	2,500,000	54.05%
Hai Yan Huang Equity Trust Chambers P.O. Box 3269 Apia, Samoa	Chief Executive Officer, Chief Financial Officer and Director	Common stock $0.001 par value	2,500,000(3)	54.05%

1Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of December 2, 2008, a total of 4,625,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3Includes 2,500,000 shares held by Flourishing Wisdom Holdings Limited or Flourishing Wisdom, which is owned and controlled by our Chief Executive Officer, Chief Financial Officer and Director, Ms. Hai Yan Huang.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 or one percent of the average of the Company’s total assets at fiscal years end of 2008 and 2007.  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On September 10, 2008, we entered into and closed the Stock Purchase Agreement with Flourishing Wisdom and Steven Goertz, our former Chairman, Chief Executive Officer and controlling stockholder.  Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22, per share.  At the closing, Mr. Goertz resigned as our sole director and officer and Ms. Hai Yan Huang, the controlling shareholder of Flourishing Wisdom, was appointed as our sole director and as our  Chief Executive Officer, Chief Financial Officer and Secretary.  As a result of this transaction, Mr. Huang became the beneficial owner of approximately 54% of our outstanding capital stock.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by LBB & Associates Ltd., LLP for professional services rendered for the fiscal years ended August 31, 2008 and 2007:

	Year Ended August 31,
	2008	2007
Audit Fees (1)	$11,000	$5,500
Audit-Related Fees (2)	$-	$5,100
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$11,000	$10,600

(1)

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by LBB & Associates Ltd., LLP for our financial statements as of and for the year ended August 31, 2008.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on January 12, 2007].
3.2*	Amended and Restated Bylaws of the Company, adopted on December 3, 2008.
10.1

Stock Purchase Agreement, dated September 10, 2008, by and among the Company, Steven Goertz and Flourishing Wisdom Holdings Limited [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 11, 2008].

31.1*	Certifications of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 _____________
*Filed herewith.

GETPOKERRAKEBACK.COM
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED AUGUST 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Getpokerrakeback.com

(A Development Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Getpokerrakeback.com (the “Company”) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended August 31, 2008 and 2007 and for the period from June 5, 2006 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Getpokerrakeback.com as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended August 31, 2008 and 2007 and for the period from June 5, 2006 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

December 11, 2008

GETPOKERRAKERBACK.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS August 31, 2008
	August 31, 2008	August 31, 2007
ASSETS
CURRENT ASSETS
Cash	$ 5,739	$ 4,811
Total current assets	5,739	4,811
Total assets	$ 5,739	$ 4,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued liabilities	$ 2,568	$ 16,839
Due to related party	36,104	10,408
Total current liabilities	38,672	27,247
Total liabilities	38,672	27,247

STOCKHOLDERS' DEFICIT
Common stock Authorized 75,000,000, $0.001 par value, Issued and outstanding 4,625,000 common shares	4,625	4,625
Additional paid in capital	20,375	20,375
Deficit accumulated during the development stage	(57,933)	(47,436)
Total stockholders' deficit	(32,933)	(22,436)
Total liabilities and stockholders' deficit	$ 5,739	$ 4,811

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKERBACK.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS Years ended August 31, 2008 and 2007 and period from June 5, 2006 (inception) through August 31, 2008

	August 31, 2008	August 31, 2007	Inception to August 31, 2008
Expenses
Professional fees	$ 8,600	$ 27,057	$ 39,157
General and administrative expenses	1,897	14,832	18,776

Net loss	$ (10,497)	$ (41,889)	$ (57,933)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding
-basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKERBACK.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

		Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash to founders	3,750,000	$ 3,750	$ 3,750	$ -	$ 7,500
Issuance of common stock for cash	875,000	875	16,625		17,500
Net loss				(5,547)	(5,547)
Balance, August 31, 2006	4,625,000	4,625	20,375	(5,547)	19,453
Net loss				(41,889)	(41,889)
Balance, August 31, 2007	4,625,000	4,625	20,375	(47,436)	(22,436)
Net Loss				(10,497)	(10,497)
Balance, August 31, 2008	4, 625,000	$ 4,625	$ 20,375	$ (57,933)	$ (32,933)

GETPOKERRAKERBACK.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS Years ended August 31, 2008 and 2007 and period from June 5, 2006 (inception) through August 31, 2008

	August 31, 2008	August 31, 2007	Inception to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustment to reconcile net loss to cash used in operating activities	$ (10,497)	$ (41,889)	$ (57,933)
Net change in:
Account payable and accrued liabilities	(14,271)	13,339	2,568
NET CASH USED IN OPERATING ACTIVITIES	(24,768)	(28,550)	(55,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued for cash	-	-	25,000
Due to shareholder	25,696	10,408	36,104
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,696	10,408	61,104

NET INCREASE ( DECREASE) IN CASH	928	(18,142)	5,739

CASH, BEGINNING OF YEAR	4,811	22,953	-

CASH, ENDING OF YEAR	$ 5,739	$ 4,811	$ 5,739

Supplemental disclosures with respect to cash flow:
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Getpokerrakeback.com (the “Company”) is in the initial development stage and has incurred losses for the fiscal year ending August 31, 2008 totaled $10,497.  The Company was incorporated on June 5, 2006 in the State of Nevada.  The Company commenced business by developing and launching its web site getpokerrakeback.com on which it offer “rake backs” to online poker players.  Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room. Online poker rooms generate revenue by retaining a percentage of the total amount waged on each hand of poker which is called the pot. Online poker rooms retain a percentage of the pot, which is called the rake. With rake backs a portion of the rake is returned to a player.  While a handful of online poker rooms pay rake back directly to players, the majority of rake backs are paid to web sites affiliated with online poker rooms. The Company’s web site, getpokerrakebacks.com, is such an affiliated site and has rake back agreements with online poker rooms.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Cash and equivalents
The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

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

Financial Instruments
The carrying value of cash, accounts payable and accrued liabilities and due to related party approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency risks arising from these financial instruments.

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

Recent accounting pronouncements

Management monitors and evaluates accounting pronouncements as they are issued. Management does not anticipate that the impact of any recently issued accounting pronouncement will be material to the Company.

NOTE 3 – GOING CONCERN

GetPokerRakeBack.com’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. GetPokerRakeBack.com has incurred net losses of $57,933 since inception. This condition raises substantial doubt about getpokerrakeback.com 's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Stock options

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2008 the former president of the Company was owed $36,104 related to amounts that were previously advanced to the Company.  The loan contains no terms of repayment, is unsecured, and bears no interest.

NOTE 6 – INCOME TAXES

The Company follows Statement of Financial Accounting standard number 109 (‘SFAS 109”), “Accounting for Income taxes”. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amount of assets and liabilities for financial purposes and the amount used for income tax reporting purposes, and (b) net operating loss carrying-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carrying-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following:

	August 31, 2008	August 31, 2007
Income tax benefit attributable to:
Net operating loss	$ 3,600	$ 14,000
Change in valuation allowance	(3,600)	(14,000)
Net provision	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows,

	August 31, 2008	August 31, 2007
Deferred tax attributable to:
Net operating loss carry over	$ 19,600	$ 16,000
valuation allowance	(19,600)	(16,000)
Net deferred tax amount	$ -	$ -

As of August 31, 2008, The company has an unused net operating loss carrying-forward approximately $58,000, that is available to offset future taxable income. The loss carry-forward will start to expire in 2024.

NOTE 7 – SUBSEQUENT EVENT

On September 10, 2008, the Company entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”) with Flourishing Wisdom Holdings Limited (“Flourishing Wisdom”), a Samoan limited company, and Steven Goertz, the Company’s Chairman, Chief Executive Officer and controlling stockholder.  Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased from Mr. Goertz, 2,500,000 shares of the Company’s common stock, representing 54% of its issued and outstanding common stock as of the closing, for $555,000, or $0.22, per share.  At the closing, Mr. Goertz resigned from all his positions with the Company and Ms. Hai Yan Huang, was appointed as the Company’s Director, Chief Executive Officer, Chief Financial Officer and Secretary.  As a result of the transaction, Flourishing Wisdom became the Company’s controlling stockholder.

From and after the closing of the Stock Purchase Agreement, the Company no longer engages in the business of marketing and promoting getpokerrakeback.com, the Company’s web site.  Instead, the Company’s business plan now consists of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.  Such a transaction may result in a change in the present board of directors or in the management of the Company.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

December 15, 2008	GETPOKERRAKEBACK.COM

	By:	/s/ Hai Yan Huang
Hai Yan Huang
Director, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on January 12, 2007].
3.2*	Amended and Restated Bylaws of the Company, adopted on December 3, 2008.
10.2

Stock Purchase Agreement, dated September 10, 2008, by and among the Company, Steven Goertz and Flourishing Wisdom Holdings Limited [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 11, 2008].

31.1*	Certifications of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*Filed herewith.