Form 10-Q
period 2008-11-30
getpokerrakeback.com
filed 2009-01-16
CIK 1386019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-139940

GETPOKERRAKEBACK.COM

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0554885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Equity Trust Chambers

P.O. Box 3269

Apia, Samoa

(Address of principal executive offices, Zip Code)

(+86) 755-8313-789

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒              No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,625,000

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GETPOKERRAKEBACK.COM

(A Development Stage Company)

FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2008 (unaudited)	August 31, 2008

ASSETS

CURRENT ASSETS
Cash	$-	$5,739
Total current assets	-	5,739
Total assets	$-	$5,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,137	$2,568
Due to related party	-	36,104
Total current liabilities	34,137	38,672
Total Liabilities	34,137	38,672

SHAREHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	50,740	20,375
Deficit accumulated during the development stage	(89,502)	(57,933)
Total stockholders’ deficit	(34,137)	(32,933)
Total liabilities and stockholders’ deficit	$-	$5,739

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three	Three	Periods
	months	months	From inception to
	ended	ended	(June 5, 2006)
	November	November	November 30,
	30, 2008	30, 2007	2008

Expenses
Professional fees	$31,569	$4,500	$70,726
General and administrative expenses	-	1,520	18,776
Operating loss	(31,569)	(6,020)	(89,502)
Net loss	$(31,569)	$(6,020)	$(89,502)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			inception
	Three	Three	(June 5,
	months	months	2006)
	ended	ended	to
	November	November	November
	30, 2008	30, 2007	30, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(31,569)	$(6,020)	$(89,502)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	31,569	(7,397)	34,137
NET CASH USED IN OPERATING ACTIVITIES	-	(13,417)	(55,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	25,000
Proceeds (to) / from related party advance	(5,739)	9,184	30,365
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,739)	9,184	55,365

NET INCREASE (DECREASE) IN CASH	(5,739)	(4,233)	-

CASH, BEGINNING	5,739	4,811	-

CASH, ENDING	$-	$578	$-

Supplemental disclosures with respect to cash flows:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-
Non Cash Transaction: Forgiveness of debt	$30,365	$-	$30,365

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

November 30, 2008

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

NOTE 2 – STOCK PURCHASE AGREEMENT

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

As a condition to closing the Stock Purchase Agreement, discussed above, Steve Goertz, forgave various loans to the Company in the aggregate amount of $30,365.  As a result, the Company had a non cash transaction for loan forgiveness in the amount of $30,365, which was recorded as a contribution to capital.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements included in our annual filing on Form 10-K, which was filed on December 15, 2008, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-Q report.  The information set forth in Management's Plan of Operation  and  Result of Operations contains certain “forward-looking statement,” including among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business.  Forward –looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations.  Although we believe that our expectations with respect  to the forward-looking statements are based upon reasonable assumptions within  the  bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the  inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our limited operating history; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” potential conflicts of interest with our management team; and potential inability to locate a viable business combination candidate.  Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Quarterly Report are discussed in Part II, Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

Forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol “GPKR.OB” and the CUSIP number for our common stock is 37427P101.  Our principal executive offices are located at Equity Trust Chambers, P.O. Box 3269, Apia, Samoa.  The telephone number at our principal executive office is (+86) 755-8313-789.

Plan of Operation

We are currently a “blank check” or “shell” company that has no specific business plan or purpose over the next twelve months other than to acquire an operating business or valuable assets of an unidentified company or companies, or to locate and negotiate with a business entity for a combination with our Company.  We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other.  Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

The SEC and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  The SEC has issued an interpretive letter to the NASD which states in part that promoters or affiliates of a blank check company and their transferees would act as “Underwriters” under the Securities Act when reselling the securities of a blank check company.  The letter also states that the securities can only be resold through a registered offering despite technical compliance with Rule 144.  The SEC also takes the position that, with regard to the securities of blank check companies acquired by non-affiliates, these securities may not be sold under Rule 144.  Rather their subsequent resale must be registered.  As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144.  These rules and regulations may hinder our ability to issue securities and create a public market in our stock until we are able to successfully implement our business plan and we are no longer classified as a blank check company.

Results of Operations for the Three-Month Period Ended November 30, 2008

We did not earn any revenues during the three-month period ended November 30, 2008 and 2007.  We incurred operating expenses in the amount of $31,569 for the three month period ended November 30, 2008. The comparative operating expenses for the three months ended November 30, 2007 comprised of professional fees of $4,500 and general and administrative fees of $1,520.

At November 30, 2008, we had total assets of $0.  At the same date, we had liabilities of $34,137 consisting of accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.       CONTROLS AND PROCEDURES

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

 Liquidity and Capital Resources

We had no cash on hand at November 30, 2008 and have no cash to meet ongoing expenses or debts that may accumulate.  As of November 30, 2008, we had accumulated deficit of $89,502.  We have debts (current liabilities) totaling $34,137.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition.

Our cash reserves are not sufficient to meet our obligations for the next 12-month period.  Our cash requirements will be principally legal expenses, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which should not exceed $60,000 in the fiscal year ending August 31, 2009.   We may also incur thousands of dollars in travel, lodging or other expenses related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We believe that management members or stockholders will loan funds to us as needed for operations prior to completion of an acquisition.  Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so.  Our stockholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates.  There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.  Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, we would be forced to turn to outside parties to either loan money to us or buy our securities.  There is no assurance whatever that we will be able to raise necessary funds from outside sources.  Such a lack of funds could result in severe consequences to us, including among others:

1.

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

2.

curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

3.

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

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed.  You should also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

We have had no operating history nor any revenues or earnings from operations.

We have had no operating history nor any revenues or earnings from operations.  We have no significant assets or financial resources.  We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management team does not devote its full time to our business and operations.

Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us, yet we will be solely dependent on them.  We lack the funds or other incentive to hire full-time experienced management.  Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis.  We have not obtained key man life insurance on the lives of any member of our management team.  The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

We may have conflicts of interest with our management team.

Conflicts of interest and non-arms length transactions may arise in the future.  The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination.  The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination.  Our management team would directly benefit from this type of employment or payment.  These benefits may influence our management team's choice of a target company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETPOKERRAKEBACK.COM

Date: January 16, 2009	By: /s/ Hai Yan Huang
Hai Yan Huang
Director, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Sec. 302 Certification of Principal Executive Officer

32	Sec. 906 Certification of Principal Financial Officer