Form 10-Q
period 2009-02-28
getpokerrakeback.com
filed 2009-04-20
CIK 1386019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒              No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 17, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,625,000

PART I
FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GETPOKERRAKEBACK.COM
(A Development Stage Company)
FINANCIAL STATEMENTS

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2009	August 31,
	(unaudited)	2008
ASSETS
CURRENT ASSETS
Cash	$-	$5,739
Total current assets	-	5,739
Total assets	$-	$5,739
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,061	$2,568
Due to related party	-	36,104
Total current liabilities	58,061	38,672
Total Liabilities	58,061	38,672
STOCKHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	50,740	20,375
Deficit accumulated during the development stage	(113,426)	(57,933)
Total stockholders’ deficit	(58,061)	(32,933)
Total liabilities and stockholders’ deficit	$-	$5,739

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period
					From
				Three	inception to
	Six months	Six months	Three months	Months	(June 5, 2006)
	ended	ended	ended	ended	to
	February 28,	February	February 28,	February 29,	February
	2009	29, 2008	2009	2008	28, 2009
Expenses:
Professional fees	$55,493	$6,700	$23,924	$2,200	$94,650
	-	-	-	-
General and administrative expenses	-	1,869	-	349	18,776
Net loss	$(55,493)	$(8,569)	$(23,924)	$(2,549)	$(113,426)
Basic and diluted net loss per share	(0.01)	(0.00)	(0.01)	(0.00)
Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				inception
				(June 5,
	Six months		Six months	2006)
	ended		ended	to
	February 28,		February	February 28,
	2009		29, 2008	2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(55,493)		$(8,569)	$(113,426)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	55,493		(8,004)	58,061
NET CASH USED IN OPERATING ACTIVITIES	-		(16,573)	(55,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-		-	25,000
Proceeds (to) / from related party advance	(5,739)		11,815	30,365
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES	(5,739)		11,815	55,365
NET DECREASE IN CASH	(5,739)		(4,758)	-
CASH, BEGINNING	5,739		4,811	-
CASH, ENDING	$-		$53	$-
Supplemental disclosures with respect to cash flows:
Interest paid
Non Cash:	$-		$-	$-
Shareholder Forgiveness of Debt	$30,365	$		$30,365
Income taxes paid	$-		$-	$-

The accompanying notes are an integral part of these financial statements

GETPOKERRAKEBACK.COM
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
February 28, 2009

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of Getpokerrakeback.com (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the regulation of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Special Notes Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements included in our annual filing on Form 10-K, which was filed on December 15, 2008, and Notes thereto, and the other financial data appearing elsewhere in this quarterly report on Form 10-Q. The information set forth in “Management's Discussion and Analysis of Financial Condition or Plan of Operation” contains certain “forward-looking statements,” including (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to: the “Company,” “we,” “us,” or “our,” are references to GetPokerRakeBack.com; “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; the “SEC” are to the United States Securities and Exchange Commission; the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority under the symbol “GPKR.OB” and the CUSIP number for our common stock is 37427P101. Our principal executive offices are located at Equity Trust Chambers, P.O. Box 3269, Apia, Samoa. The telephone number at our principal executive office is (+86) 755-8313-789.

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

Results of Operations for the Three and Six Months Ended February 28, 2009 and February 29, 2008

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended February 28, 2009 and February 29, 2008, we had no revenues and incurred a net loss of $23,924 for the three months ended February 28, 2009, as compared to net loss of $2,549 for the three months ended February 29, 2008. All general and administrative expenses of $23,924 and $2,549 for the three months ended February 28, 2009 and February 29, 2008, respectively, related primarily to professional and miscellaneous general and administrative fees that are applicable to all public companies.

For the six months ended February 28, 2009 and February 29, 2008, we had no revenues and incurred a net loss of $55,493 for the six months ended February 28, 2009, as compared to net loss of $8,569 for the six months ended February 29, 2008. All general and administrative expenses of $55,493 and $8,569 for the six months ended February 28, 2009 and February 29, 2008, respectively, related primarily to professional and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no assets or cash on hand at February 28, 2009 and have no cash to meet ongoing expenses or debts that may accumulate. As of February 28, 2009, we had accumulated deficit of $113,426. We have liabilities totaling $58,061 consisting of accounts payable and accrued liabilities.

We have no commitment for any capital expenditure and foresee none in the near future. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2009 as it did in 2008, should not exceed $50,000 in the fiscal year ending August 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Ms. Hai Yan Huang, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009. Based on our assessment, Ms. Huang determined that, as of February 28, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended February 28, 2009 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended February 28, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETPOKERRAKEBACK.COM

Date: April 20, 2009	By: /s/ Hai Yan Huang
Hai Yan Huang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting
and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002