Form 10-Q
period 2009-05-31
getpokerrakeback.com
filed 2009-07-14
CIK 1386019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒              No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒              No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,625,000

PART I
FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GETPOKERRAKEBACK.COM
(A Development Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS

Cash	$-	$5,739
Total current assets	-	5,739
Total assets	$-	$5,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,235	$2,568
Due to related party	-	36,104
Total current liabilities	64,235	38,672
Total liabilities	64,235	38,672

STOCKHOLDERS’ DEFICIT
Common stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
4,625,000 common shares	4,625	4,625
Additional paid in capital	50,740	20,375
Deficit accumulated during the development stage	(119,600)	(57,933)
Total stockholders’ deficit	(64,235)	(32,933)
Total liabilities and stockholders’ deficit	$-	$5,739

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					inception
	Nine months	Nine months	Three months	Three months	(June 5, 2006)
	ended	ended	ended	ended	to
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Expenses:

Professional fees	$61,667	$8,300	6,174	1,600	100,824

General and administrative expenses	-	2,197	-	328	18,776

Net loss	$(61,667)	$(10,497)	(6,174)	(1,928)	(119,600)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding –
basic and diluted	4,625,000	4,625,000	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				inception
	Nine months		Nine months	(June 5, 2006)
	ended		ended	to
	May 31, 2009		May 31, 2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,667)		$(10,497)	$(119,600)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Account payables and accrued liabilities	61,667		(9,095)	64,235
NET CASH USED IN OPERATING ACTIVITIES	-		(19,592)	(55,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-		-	25,000
Proceeds from (payments on) related party advance	(5,739)		15,760	30,365
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,739)		15,760	55,365

NET DECREASE IN CASH	(5,739)		(3,832)	-

CASH, BEGINNING	5,739		4,811	-

CASH, ENDING	$-		$979	$-

Supplemental disclosures with respect to cash flows:
Interest paid
Non Cash:	$-		$-	$-
Shareholder forgiveness of debt	$30,365	$		$30,365

Income taxes paid	$-		$-	$-

The accompanying notes are an integral part of these financial statements.

GETPOKERRAKEBACK.COM
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
May 31, 2009

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Notes Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements included in our annual filing on Form 10-K, which was filed on December 15, 2008, and Notes thereto, and the other financial data appearing elsewhere in this quarterly report on Form 10-Q. The information set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains certain “forward-looking statements,” including (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our limited operating history; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; potential conflicts of interest with our management team; and potential inability to locate a viable business combination candidate. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Quarterly Report are discussed in Part II, Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

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

The SEC and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Under Rule 144 promulgated under the Securities Act, securities of a shell company generally may only be resold through a registered offering or through an applicable registration exemption other than Rule 144. As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144 to resell our stock. These rules and regulations may hinder our ability to issue securities and create a public market in our stock until we are able to successfully implement our business plan and we are no longer classified as a blank check company.

Results of Operations for the Three Months and Nine Months Ended May 31, 2009 and 2008.

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended May 31, 2009, we had no revenues and incurred a net loss of $6,174, as compared to a net loss of $1,928 for the three months ended May 31, 2008. All expenses of $6,174 and $1,928 for the three months ended May 31, 2009 and May 31, 2008, respectively, related primarily to professional and miscellaneous general and administrative fees that are applicable to all public companies.

For the nine months ended May 31, 2009, we had no revenues and incurred a net loss of $61,667, as compared to a net loss of $10,497 for the nine months ended March 31, 2008. All expenses of $61,667 and $10,497 for the nine months ended May 31, 2009 and May 31, 2008, respectively, related primarily to professional and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no assets or cash on hand at May 31, 2009 and have no cash to meet ongoing expenses or debts that may accumulate. As of May 31, 2009, we had an accumulated deficit of $119,600. We have liabilities totaling $64,235, consisting of accounts payable and accrued liabilities.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2009 as it did in 2008, should not exceed $5075,000 in the fiscal year ending August 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 4T.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Ms. Hai Yan Huang, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based on our assessment, Ms. Huang determined that, as of May 31, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

See Part I, Item 1A. “Risk Factors” included in our Form 10-K for the fiscal year ended August 31, 2008, and Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal period ended February 28, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended May 31, 2009 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended May 31, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETPOKERRAKEBACK.COM

Date: July 14, 2009	By: /s/ Hai Yan Huang
Hai Yan Huang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting
and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002