Form 10-Q
period 2009-09-30
China Skyrise Digital Service Inc.
filed 2009-11-19
CIK 1386019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-139940

CHINA SKYRISE DIGITAL SERVICE INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0554885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/F, M-3rd Building
Hi-tech Industrial Park
Nanshan District, Shenzhen 518070
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 755 26012511
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐              No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,110,550

CHINA SKYRISE DIGITAL SERVICE INC.

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits	31

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008

Contents	Page(s)
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2
Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	4
Notes to the Condensed Consolidated Financial Statements (unaudited)	5-20

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED BALANCE SHEETS
Expressed in US Dollars

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$196,722	$508,272
Inventory	1,277,908	1,336,615
Deposits and prepaid expenses	147,945	313,978
Accounts receivable, net of allowance for doubtful accounts	2,799,555	2,049,356
Other receivables	682,221	727,612
Tax recoverable	9,768	31,132
Total current assets	5,114,119	4,966,965

Property and equipment, net	358,112	188,867
Intangible assets, net of accumulated amortization	106,669	103,115
Goodwill	193,754	193,754
Total other assets	300,423	296,869
TOTAL ASSETS	$5,772,654	$5,452,701

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$1,122,732	$720,400
Unearned revenue	76,354	58,692
Other payables and accrued expenses	1,570,685	1,309,072
Short term debt	-	623,475
Total current liabilities	2,769,771	2,711,639

SHAREHOLDERS’ EQUITY
Common stock: 0.001 par value
Authorized: 75,000,000 common shares
Issued and outstanding: 21,110,550(2008: 17,004,800) common shares	21,111	17,005
Additional paid-in capital	1,523,479	1,523,479
Statutory reserves	2,791	2,791
Retained earnings	1,422,597	1,165,106
Accumulated other comprehensive income	32,905	32,681

Total shareholders’ equity	3,002,883	2,741,062

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,772,654	$5,452,701

See accompanying notes to consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
Expressed in US Dollars

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,363,104	$1,050,886	$3,998,618	$2,998,045

Cost of goods sold	1,985,879	571,982	2,931,042	1,246,963

Gross profit	377,225	478,904	1,067,576	1,751,082

Selling and marketing expenses	(159,502)	(192,586)	(395,141)	(402,541)
General and administrative expenses	(225,916)	(141,086)	(588,770)	(456,978)
Income (loss) from operations, net	(8,193)	145,232	83,665	891,563
Other Income (Expense)
Other income	57	16,180	908	83,475
Government grant	72,061	103,021	193,697	149,931
Interest expense	(4,785)	(15,957)	(16,478)	(29,633)
Total Other Income (Expense)	67,333	103,244	178,127	203,773

Income before provision for income taxes	59,140	248,476	261,792	1,095,336

Provision for income taxes	(4,300)	-	(4,300)	-
Net income	54,840	248,476	257,492	1,095,336

Other comprehensive income
Foreign currency translation gain	44,002	2,506	32,905	25,806
Comprehensive income	$98,842	$250,982	$290,397	$1,121,142

Earnings Per Share
Basic	0.0031	0.0140	0.0136	0.0638
Diluted	0.0031	0.0140	0.0136	0.0638
Weighted Average Number of Shares Outstanding
Basic	21,110,550	17,004,800	21,110,550	17,004,800
Diluted	21,110,550	17,004,800	21,110,550	17,004,800

See accompanying notes to consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US Dollars

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income for the period	$257,492	$1,095,336
Adjustments to reconcile net loss to net cash from operations:
Depreciation	43,864	54,536
Amortization of intangible assets	22,834	10,069
Changes in operating assets and liabilities:
Decrease (increase) in inventory	58,707	(1,334,441)
Decrease (increase) in deposits and prepaid expenses	166,033	(252,737)
Increase in accounts receivable	(750,199)	(1,712,518)
Decrease (increase) in other receivable	45,391	(442,734)
Decrease (increase) in tax recoverable	21,364	(17,069)
Increase in accounts payable	402,332	476,209
Increase in unearned revenue	17,662	59,590
Increase in other payable and accruals	261,613	1,246,317
Net cash generated from (provided by) operating activities	547,093	(817,442)
Cash flows from investing activities
Purchases of property, plant and equipment	(213,141)	(249,195)
Purchases of goodwill	-	(204,754)
Purchases of intangible assets	(26,405)	(119,456)
Net cash provided by investing activities	(239,546)	(573,405)
Cash flows from financing activities
Proceeds from short term debt	-	862,470
Repayment of short term debt	(623,475)	(130,970)
Statutory reserve		2,791
Additional paid-in capital introduced		1,472,739
Common stock issued	4,106
Net cash (provided by) generated from financing activities	(619,369)	2,207,030
Effects of exchange rate changes on cash	272	(8,202)
(Decrease) increase in cash and cash equivalents	(311,550)	807,981
Cash and cash equivalents, beginning of period	508,272	-
Cash and cash equivalents, end of period	$196,722	$807,981
Supplementary disclosures of cash flow information:
Cash paid for interest	$16,478	$6,455
Cash paid for income taxes	$4,300	$-

See accompanying notes to consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CORPORATE INFORMATION

China Skyrise Digital Service Inc. (the “Company”) (“CSD”) (formerly known as Getpokerrakeback.com) was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its website getpokerrakeback.com on which it offered “rake backs,” a poker loyalty program that rewards online poker players for playing online poker at a specific online poker room.

On September 10, 2008, the Company entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”) with Flourishing Wisdom Holdings Limited, a Samoan limited company (“Flourishing Wisdom”), and Steven Goertz, the Company’s then Chairman, Chief Executive Officer and controlling stockholder. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of the Company’s common stock, representing 54% of the Company’s issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22, per share. As a result of the transaction, Flourishing Wisdom became the Company’s controlling stockholder and the Company entered into a new business. From and after the closing of the Stock Purchase Agreement, the Company no longer engaged in the business of marketing and promoting getpokerrakeback.com, its web site. Instead, the Company’s business plan consisted of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

2. REVERSE MERGER WITH UDH

On September 25, 2009, the Company completed a reverse acquisition transaction through a share exchange with United Digital Home H.K. Group Company Limited (“UDH”) whereby the Company acquired 100% of the issued and outstanding capital stock of UDH, in exchange for 12,379,800 shares of the Company’s common stock, which shares constituted 72.8% of the Company’s issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of UDH, the Company now owns all of the issued and outstanding capital stock of UDH, which in turn owns Shenzhen Skyrise Technology Co., Ltd (“SST”) and Shenzhen Skyrise Digital Electronics Co., Ltd. (“SSD”). For accounting purposes, the share exchange transaction with UDH was treated as a reverse acquisition, with UDH as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

UDH is a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, UDH acquired 100% of the equity interest in SST, a corporation incorporated under the laws of the People’s Republic of China (“PRC”), from SST’s shareholders, including Mr. Mingchun Zhou, the Company’s Chairman and Chief Executive Officer. SST was established on May 23, 2003 and its principal activity is the sale, installation and development of digital home security networks, peripherals and software. On April 23, 2008, SST established SSD, a corporation incorporated under the laws of the PRC. SSD’s principal activity is sale, installation and development of computing network and intelligence systems.

As a result of the reverse acquisition of UDH, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China. On September 25, 2009, the Company changed its name to China Skyrise Digital Service Inc. to more accurately reflect its new business operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1 FISCAL YEAR

In connection with the reverse acquisition of UDH, the Company has changed its fiscal year end from August 31 to December 31.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.2 REPORTING ENTITIES

	Place of	Registered		Date of	Percentage	Principal
Name of subsidiaries	incorporation	capital	Paid - in capital	incorporation	of interest	activity
United Digital Home H.K. Group Company Limited	Hong Kong	HK$10,000	HK$10,000	December 11, 2007	100% directly	Investment Holding
Shenzhen Skyrise Technology Co., Ltd.	PRC	RMB8,000,000	RMB8,000,000	May 27, 2003	100% directly	Digital home security system
Shenzhen Skyrise Digital Electronics Co., Ltd.	PRC	RMB1,000,0000	RMB200,000	April 23, 2008	100% indirectly	Computing network and intelligence system

3.3 BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

For accounting purposes, (i) the combination of the company and UDH was accounted for under reverse merger method with UDH as the acquirer and CSD as the acquired party and (ii) the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008.

3.4 USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3.5 ECONOMIC AND POLITICAL RISK

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.6 REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.7 COST OF GOODS SOLD

Cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of the products. Inbound shipping and handling costs and purchasing are included in direct material costs. Manufacturing overhead includes expenses such as indirect labor, depreciation as it relates to the cost of production, rent, utilities, receiving costs, and equipment maintenance and repairs.

3.8 SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses which totaled $7,116 and $3,724 for the three months ended September 30, 2009 and September 30, 2008, respectively. Shipping and handling costs amounted to $13,700 and $10,819 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

3.9 ADVERTISING

Advertising costs are expensed as incurred and totaled $1,832 and $1,792 for the three months ended September 30, 2009 and September 30, 2008, respectively. Advertisement costs amounted to $3,225 and $3,154 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

3.10 RESEARCH AND DEVELOPMENT COSTS

Research and development costs include cost incurred to develop new products and are expensed when incurred and totaled $109,988 and $121,235 for the three months ended September 30, 2009 and September 30, 2008, respectively. Research and development costs amounted to $300,075 and $292,285 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

3.11 GOVERNMENT GRANT

Government grants represent local authority grants to the company for software development. Grants are recognized on a cash basis.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.12 FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSDT, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively.

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $32,905 as of September 30, 2009. The balance sheet amounts with the exception of equity at September 30, 2009 and December 31, 2008 were translated at RMB 6.82 to $1.00 and RMB7.00 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2009 and September 30, 2008 were RMB 6.82 to $1.00 and RMB6.97 to $1.00, respectively.

3.13 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life
Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

	September 30, 2009	December 31, 2008
	$	$

Furniture, fixtures and office equipment	205,555	203,000
Plant and machinery	233,302	12,715
Motor vehicles	38,296	38,296
	467,153	254,011

Less: Accumulated depreciation	(109,041)	(65,144)
Net carrying amount	358,112	188,867

Depreciation expenses were $16,622 and $13.636 for the three months ended September 30, 2009 and September 30, 2008 respectively. Depreciation expenses were $43,864 and $54,536 for the nine months ended September 30, 2009 and September 30, 2008 respectively.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.13 PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property, plant and equipment. The Company reviews its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

3.14 IMPAIRMENT OF LONG –LIVED ASSETS

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

3.15 CAPITALIZED INTERNAL-USE SOFTWARE

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within software systems in intangible assets. Once the capitalization criteria of SOP 98-1 have been met, such costs are classified as software and are amortized on a straight-line basis over seven years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

3.16 INTANGIBLE ASSETS

The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years.

	September 30, 2009	December 31, 2008
	$	$
Patent	6,676	2,276
Software system	146,583	124,578
	153,259	126,854
Less: Accumulated amortization	(46,590)	(23,739)
Net carrying amount	106,669	103,115

Amortization expenses were $9,020 and $6,807 for the three months ended September 30, 2009 and September 30, 2008, respectively. Amortization expenses were $22,834 and $10,069 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.17 GOODWILL

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the sale, installation and development of digital home security networks, peripherals and software and SSD is engaged in the sale, installation and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

3.18 INVENTORY

Inventory consists primarily of raw materials, components, finished goods and low value consumable goods. Raw materials, components and low value consumable cost are stated at cost. Cost comprises direct materials and, where applicable direct labor costs and those overheads that have been incurred in bringing the inventory to their present location and condition. Finished goods are stated at the lower of cost (determined on weighted average method) or net realizable value.

	September 30, 2009	December 31, 2008
	$	$
Raw materials	496,904	515,273
Consumable stores	126,648	126,647
Components	22,194	221,575
Finished goods-in-transits	213,397	120,992
Finished goods	418,765	352,128
	1,277,908	1,336,615

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products. When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, the Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.19 ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the nine month period ended September 30, 2009 and year ended December 31, 2008 are $nil. Bad debts written off for the three month periods ended September 30, 2009 and September 30, 2008 are $nil. Bad debts written off for the nine months ended September 30, 2009 and September 30, 2008 are $nil.

Aging of accounts receivable of the company is as follows:

	September 30, 2009	December 31, 2008
	$	$

	2,142,954	2,048,779
within 1 year	656,601	147
within 1- 2 years	-	430
over 2 years	2,799,555	2,049,356

3.20 DEPOSITS AND PREPAID EXPENSES

	September 30, 2009	December 31, 2008
	$	$

Trade deposits	131,854	288,331
Prepaid expenses	16,091	25,647
	147,945	313,978

Trade deposits are the payments of deposits to suppliers for procurement of goods.

3.21 OTHER RECEIVABLE

	September 30, 2009	December 31, 2008
	$	$

Project tender deposits	61,497	82,260
Rental and utility deposits	821	5,883
Due from related party	-	1,380
Due from employees	435,802	389,350
Guarantee deposits	-	27,726
Samples loaned to customers	18,930	221,013
Temporary payments to third parties	165,171	-
	682,221	727,612

Project tender deposits were refundable on the completion of the whole tender process. Due from related party represented a loan from Mr. Mingchun Zhou, Chief Executive Officer of the Company. This loan, which was repaid on July 10, 2009, was unsecured, interest free and without fixed term of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company and will be reimbursed by the Company on the completion of the business transactions. Samples loaned to customers are physical samples advanced to customers for exhibition and promotion purpose. Temporary payments received from third parties represent temporary deposits provided to the Company in anticipation of the Company's delivery of products and services to such third parties in the future. This is a usual and customary way to show a good faith intent to conduct businesses with the Company in the future. Such deposits are unsecured, interest free and have no fixed repayment terms.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.22 TAX RECOVERABLE

	September 30, 2009	December 31, 2008
	$	$

VAT payable	(24,153)	(6,994)
City maintenance and construction tax payable	(337)	(391)
Individual income tax payable	(1,236)	(1,281)
Enterprise income tax recoverable	39494	39,798
Tax recoverable	9,768	31,132

3.23 OTHER PAYABLE AND ACCRUALS

	September 30, 2009	December 31, 2008
	$	$

Wages and professional fees accruals	100,603	58,763
Due to employees	19,089	-
Due to related party	658,156	284,158
Security deposits for samples loaned to customers	27,582	200,541
Sundries	21,486	5,823
Temporary receipts from third parties	743,769	759,787
	1,570,685	1,309,072

Wages and professional accruals are amounts due to employees and professional firms. Due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary payments to third parties represent temporary deposits paid by the Company to suppliers and service providers in anticipation of their delivery of products and services to the Company. Such deposits are unsecured, interest free and have no fixed repayment terms.

3.24 FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments" defines financial instruments and required fair value disclosure of those instruments. SFAS 157, "Fair Value Measurements" adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables and short and long term debt qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.25 STOCK-BASED COMPENSATION

As of September 30, 2009 and December 31, 2008, the Company has not adopted a stock option plan and has not granted stock options to date. Accordingly, no stock based compensation has been recorded to date.

3.26 RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution.

3.27 INCOME TAXES

The Company adopted SFAS No. 109, “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2009 and December 31, 2008.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

3.28 PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended and nine months ended September 30, 2009 and September 30, 2008. The product warranty reserve was $nil at September 30, 2009 and December 31, 2008.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.29 RELATED PARTIES

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significance. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company where those parties are individuals, and post-employment benefit plans which are for the benefits of employees of the Company or of any entity that is a related party of the Company.

3.30 CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash at bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

	September 30, 2009	December 31, 2008
	$	$

Cash and bank balances	196,722	508,272

3.31 CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE SHEET RISK

The Company’s operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on September 30, 2009 and December 31, 2008 amounted to $196,722 and $508,272, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Customer A	35.94%	-	24.98%	-
Customer B	15.85%	-	11.93%	-
Customer C	13.25%	-	7.83%	-
Customer D	8.87%	-	5.24%	-
Customer E	6.99%	19.68%	-	6.44%
Customer F	-	32.00%	-	10.48%
Customer G	-	11.62%	-	-
Customer H	-	7.12%	-	-
Customer I	-	6.30%	-	5.69%
Customer J	-	-	5.36%	-
Customer K	-	-	-	9.80%
Customer L	-	-	-	7.25%
	80.90%	76.76%	55.34%	39.66%

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.31 CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE SHEET RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	September 30, 2009	December 31, 2008

Customer A	8.06%	-
Customer B	8.28%	11.57%
Customer C	9.68%	-
Customer D	11.85%	9.39%
Customer E	15.18%	-
Customer F	-	6.89%
Customer G	-	7.94%
Customer H	-	8.93%
	53.05%	44.72%

4. EARNINGS PER COMMON SHARES

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

For the three months ended September 30, 2009 and September 30, 2008, basic and diluted earnings per share amount to $0.0031 and $0.0140, respectively. For the nine months ended September 30, 2009 and September 30, 2008, basic and diluted earnings per share amount to $0.0136 and $0.0638, respectively.

5. ACCUMULATED OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 did not have any effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company’s is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

7. INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended September 30, 2009 and September 30, 2008 and nine months ended September 30, 2009 and September 30, 2008.

The Company’s subsidiaries are governed by the income tax law of the PRC concerning foreign investment enterprises and foreign enterprises and various local income tax laws. Beginning January 1, 2008, the new enterprise income tax law (“New EIT Law”) replaced the prior tax laws for domestic enterprises and foreign invested enterprises (“FIEs”). The new standard enterprise income tax (“EIT”) rate of 25% replaced the 33% rate applicable to both domestic enterprises and FIEs. Prior to 2008, under the existing Chinese income tax laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply.

Despite these changes, the New EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

Under the old EIT law, SST was entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” SST is entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2007. Therefore, SST incurred no income tax expenses during fiscal years 2007 and 2008 and will incur no income tax expenses for fiscal year 2009. SSD is subject to the New EIT Law and is not entitled to certain tax exemptions and reductions available to software companies. Provision for income tax is made at 25% on monthly reported profits. No deferred tax has been provided in the financial statements as there are no material temporary differences.

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INCOME TAXES (CONTINUED)

China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. SST is considered an FIE and is directly held by UDH, a Hong Kong company. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the three months ended and nine months ended September 30, 2009:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income tax rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

Provision for income taxes is as follows:

	September 30, 2009	December 31, 2008
	$	$
Income tax
CSD	-	-
UDH	-	-
SST	-	-
SSD- China EIT	4,300	-
Deferred tax	-	-
	4,300	-

8. SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	September 30, 2009	December 31, 2008
	$	$
Short term debt
Loan from Ping An Bank, Shenzhen, Interest rate 7.47% per annum and no guarantee.	-	623,475

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. CAPITAL STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

During the period ended December 31, 2006, the Company issued 3,750,000 shares of common stock at $0.002 per share with proceeds to the Company of $7,500. During the period ended December 31, 2006, the Company issued 875,000 shares of common stock at $0.02 per share with proceeds to the Company of $17,500.

On September 25, 2009, the Company issued 12,379,800 shares of common stock to the shareholders of UDH. The total consideration for the 12,379,800 shares was 10,000 shares of UDH, which is all the issued and outstanding capital stock of UDH.

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The consideration for the 4,105,750 shares was the services provided by these service providers.

10. STOCK OPTIONS

The Company has not granted any stock options and has not recorded any stock-based compensation as of September 30, 2009. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

11. COMMITMENTS AND CONTINGENCIES

The Company had lease commitments as of September 30, 2009.

	September 30, 2009	December 31, 2008
	$	$
Year ended December 31,2009	37,388	132,367
Year ended December 31,2010	124,153	116,450
Year ended December 31,2011	53,209	58,226
Thereafter	-	-
	214,750	307,043

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. SEGMENT INFORMATION

The Company sells software and hardware. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of SFAS 131, the Company’s net revenue from external customers by main product lines is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	$	$	$	$
Local sales
- Software	245,741	429,989	862,881	1,282,590
- Hardware	2,117,363	620,897	3,163,577	1,715,455
Export sales
- Hardware	-	-	152,160	-
	2,363,104	1,050,886	3,998,618	2,998,045

13. RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:-

Name of related party	Nature of transactions
Zhou Mingchun	During the nine months ended September 30, 2008, the company acquired the whole interest in SST from Mingchun Zhou for $575,000.

Zhou Mingchun

Included in other receivable, due from Mr. Mingchun Zhou are $nil and $1,380 as of September 30, 2009 and December 31, 2008, respectively. This loan, which was repaid on July 10, 2009, was unsecured, interest free and without fixed term of repayment.

Zhou Mingchun

Included in other payable, due to Mr. Mingchun Zhou are $658,156 and $284,158 as of September 30, 2009 and December 31, 2008, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008.  Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term.  On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou and the Company has subsequently borrowed additional funds from Mr. Zhou under this agreement.  According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the private security and surveillance industry could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed on October 1, 2009 with the Securities and Exchange Commission and subsequent SEC filings.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to (i) “we,” “us,” “our,” or “the Company” are to China Skyrise Digital Service Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company; (iii) “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company; (iv) “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “PRC” and “China” are to People’s Republic of China; (ix) “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China; (x) “RMB” are to Renminbi, the legal currency of China; and (xi) “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

Overview of Our Business

We are primarily engaged, through our direct and indirect Chinese subsidiaries, in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China. Our customers are primarily urban and suburban residential communities and real estate development companies in China, but we plan to expand our customer base to the commercial sector to include commercial entities, such as airports, hotels, banks, supermarkets and entertainment venues.

A majority of our revenues are derived from the provision of digital residential safety and video surveillance packaged solutions, including the development, installation and after-sale service maintenance of safety and surveillance systems. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first year following installation. Our customers may separately purchase maintenance services after the first year.

Our sales network is focused in the populated areas of Guangdong Province, in southern China, but we plan to expand our sales network to other populated areas. Our company headquarters is located in southern China, in the Shenzhen Special Economic Zone and we have more than 10 branch offices and distribution points. Our customers are spread across China, but are primarily located in the coastal metropolitan regions including Beijing, Shanghai, and Guangzhou/Shenzhen.

We have grown both organically and through acquisitions over the past year through the acquisition of our operating subsidiaries, Skyrise Technology and Skyrise Digital. Our revenues increased from nil in fiscal year 2007 to $4.1 million in fiscal year 2008, representing a compounded growth rate of approximately 250%. We strive to provide customer-driven, one-stop services to our clients and actively pursue acquisition prospects and other strategic opportunities.

Third Quarter Financial Performance Highlights

Commencing in the second half of fiscal year 2008 and through the period ended September 30, 2009, we have faced a slowdown in China’s real estate market. We have taken various steps to acquire new customers and retain existing customers, including offering lower deal pricing for our products and services. However, our efforts to continue providing excellent products and services to our existing customers at reduced prices during the market decline, as well as our extensive sales and marketing efforts during the period, has resulted in higher costs of sales in connection with such products and services.

Although the series of measures adopted by the Chinese government to promote economic growth (described more fully below) have achieved some results, it is currently unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. Furthermore, deteriorating economic conditions, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences on our business operations. For the foreseeable future, we expect a continuation of weak demand and volatility in the market for our products and services, and significantly adverse impacts on our gross margin due to a decrease in sales. However, due to the quality of our products, we believe that we will be able to keep quality customers and negotiate new contracts with customers in the coming months. Moreover, we anticipate that the ongoing conversion from analog to digital in the PRC residential safety and video surveillance market will provide a significant boost to our revenues in the second half of fiscal year 2009 through the next few years. Total company backlog as of September 30, 2009 was $10.9 million.

The following are some financial highlights for the first quarter:

  Net Sales: Our net sales was $3,998,618 in the nine months ended September 30, 2009, as compared to $2,998,045 in the same period in 2008, representing a 33% increase period-over-period.

  Gross Margin: Gross margin was 26.70% for the nine months ended September 30, 2009, as compared to 58.41% for the same period last year.

  Net Income: Net income was $257,492 in the nine months ended September 30, 2009, a decrease of $837,844 from $1,095,336 in the same period in 2008.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate (CAGR) of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China is not entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

  PRC Economic Stimulus Plans. The Chinese government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the Chinese central government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit. An executive order has been announced stating that the PRC central government will improve living standards in the country’s rural areas by subsidizing the purchase of any electric household appliance for every household in the rural area. In addition, the policy indicates a strong determination to improve telecommunication in all rural areas. We expect to indirectly benefit from the economic stimulus plan through an increase in orders from our customers which are real estate development companies.

  Product Development and Brand Recognition. We believe that in order to compete effectively in our product and services market, we need to constantly improve the quality of our products and deliver new products. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. In addition to providing high quality products and effective project execution, we believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of competitors that are strong in direct sales and channels to compliment our strengths in product design, integration, and implementation. We believe that this strategy would result in driving our strength in products and services to a wider client base.

Taxation

United States and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. Our indirect subsidiary, United Digital, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as United Digital has no taxable income.

China

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. Before the implementation of the New EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law, or the Old EIT Law, will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law, are allowed to continue enjoying their preference until these preferential treatment periods expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

Under the Old EIT Law, Skyrise Technology was entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” Skyrise Technology is entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2007. Therefore, Skyrise Technology incurred no income tax expenses during fiscal years 2007 and 2008 and will incur no income tax expenses for fiscal year 2009. We expect to pay a reduced tax rate of 11% during fiscal years 2010 and 2011, and will be required to pay the full tax rate of 25% commencing in fiscal year 2012, unless Skyrise Technology qualifies for reduced tax treatment as a High- and New-Technology Enterprise. Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. We plan to apply for High- and New-Technology Enterprise designation for Skyrise Technology, however, there can be no assurance that Skyrise Technology will be granted such preferential status.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.

In addition, the New EIT Law and its Implementing Rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Skyrise Technology is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to United Digital by Skyrise Technology, but this treatment will depend on our status as a non-resident enterprise.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations during the three month periods ended September 30, 2009 and 2008, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		As a			As a
		percentage			percentage
	In Dollars	of net sales		In Dollars	of net sales
Net Sales	$2,363,104	100%		$1,050,886	100%
Cost of Sales	1,985,879	84.04%		571,982	54.43%
Gross Profit	377,225	15.96%		478,904	45.57%
Selling, General and Administrative Expenses	385,418	16.31%		333,672	31.75%
Operating Income (Loss)	(8,193)	(0.35%	)	145,232	13.82%
Interest Expenses	4,785	0.20%		15,957	1.52%
Other Income	72,118	3.05%		119,201	11.34%
Income Before Income Taxes	59,140	2.50%		248,476	23.64%
Income Taxes	(4,300)	(0.18%	)	-	-
Net Income	$54,840	2.32%		$248,476	23.64%

Net Sales. Our sales increased to $2,363,104 in the three months ended September 30, 2009 from $1,050,886 in the same period in 2008, representing a 124% increase period-over-period. This increase was mainly due to our extensive sales and marketing efforts to acquire new customers and sustain existing customers.

Cost of Sales. Our cost of sales increased $1,413,897 to $1,985,879 in the three months ended September 30, 2009 from $571,982 in the same period in 2008. The cost of goods sold per sales ratio changed to 84.04% in the three months ended September 30, 2009 from 54.43% in the same period in 2008, mainly due to the decrease in general deal pricing commenced in early 2009 due to the economic slowdown.

Gross Profit and Gross Margin. Our gross profit decreased $101,679 to $377,225 in the three months ended September 30, 2009 from $478,904 in the same period in 2008. Gross profit as a percentage of net revenue was 15.96% and 45.57% for the three months ended September 30, 2009 and 2008, respectively. The decrease in the gross margin was primarily due to the decrease in general deal pricing commenced in early 2009 due to the economic slowdown.

Selling, General and Administrative Expenses. Our selling, general and administration expenses rose slightly to $385,418 in the three months ended September 30, 2009 from $333,672 in the same period in 2008. This increase was mainly due to expenses related to compensation paid to laid-off employees in compliance with China’s labor law. We expect selling, general and administrative expenses to stay within the normal range as we plan to increase the number of employees in anticipation of growing business demand.

Interest Expense. Interest expense decreased $11,172 to $4,785 in the three months ended September 30, 2009 from $15,957 in the same period in 2008. Our debt obligations have decreased to zero due to the maturity of our short term debt. We are applying for a new short debt arrangement and expect to close the application in the fourth quarter of 2009.

Other Income. Other income decreased $47,083 to $72,118 in the three months ended September 30, 2009 from $119,201 in the same period in 2008. The decrease was primarily due to reduced government grants in 2009.

Income Before Income Taxes. Our income before income taxes decreased by $189,336 to $59,140 in the three months ended September 30, 2009 from $248,476 in the same period in 2008. The reason for such decrease was mainly due to an increase in cost of sales, resulting from our extensive sales and marketing efforts to acquire new customers and sustain existing customers and the decrease in general deal pricing due to the economic slowdown.

Income Taxes. Our income tax increased to $4,300 in the three months ended September 30, 2009 from nil in the same period in 2008, when we qualified for zero income tax as a result of the preferential tax treatment available to software companies. For more information, please see “Taxation” above.

Net Income. In the three months ended September 30, 2009, we generated a net income of $54,840, a decrease of $193,636 from $248,476 in the same period in 2008. This decrease was primarily attributable to an increase in cost of sales, resulting from our extensive sales and marketing efforts to acquire new customers and sustain existing customers and the decrease in general deal pricing due to the economic slowdown.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations during the nine month periods ended September 30, 2009 and 2008, both in dollars and as a percentage of our net sales.

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		As a			As a
		percentage			percentage
	In Dollars	of net sales		In Dollars	of net sales
Net Sales	$3,998,618	100%		$2,998,045	100%
Cost of Sales	2,931,042	73.30%		1,246,963	41.59%
Gross Profit	1,067,576	26.70%		1,751,082	58.41%
Selling, General and Administrative Expenses	983,911	24.61%		859,519	28.67%
Operating Income	83,665	2.09%		891,563	29.74%
Interest Expenses	16,478	0.41%		29,633	0.99%
Other Income	194,605	4.87%		233,406	7.79%
Income Before Income Taxes	261,792	6.55%		1,095,336	54.00%
Income Taxes	(4,300)	(0.11%	)	-	-
Net Income	$257,492	6.44%		$1,095,336	54.00%

Net Sales. Our sales increased to $3,998,618 in the nine months ended September 30, 2009 from $2,998,045 in the same period in 2008, representing a 33% increase period-over-period. This increase was mainly due to our sales and marketing effort to acquire new customers and retains existing customers.

Cost of Sales. Our cost of sales increased $1,684,079 to $2,931,042 in the nine months ended September 30, 2009 from $1,246,963 in the same period in 2008. The cost of goods sold per sales ratio changed from 41.59% in the nine months ended September 30, 2008 to 73.30% in the nine months ended September 30, 2009, mainly due to the decrease in general deal pricing commenced in early 2009 due to the economic slowdown.

Gross Profit and Gross Margin. Our gross profit decreased $683,506 to $1,067,576 in the nine months ended September 30, 2009 from $1,751,082 in the same period in 2008. Gross profit as a percentage of net revenue was 26.70% and 58.41% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the gross margin was primarily due to the decrease in general deal pricing commenced in early 2009 due to the economic slowdown.

Selling, General and Administrative Expenses. Our selling, general and administration expenses rose slightly to $983,911 in the nine months ended September 30, 2009 from $859,519 in the same period in 2008. This increase was mainly due to expenses related to compensation paid to laid-off employees in compliance with China’s labor law. We expect selling, general and administrative expenses to stay within the normal range as we plan to increase the number of employees in anticipation of growing business demand.

Interest Expense. Interest expense decreased $13,155 to $16,478 in the nine months ended September 30, 2009 from $29,633 in the same period in 2008. Our debt obligations have decreased to zero due to the maturity of our short term debt. We are applying for a new short debt arrangement and expect to close the application in the fourth quarter of 2009.

Other Income. Other income decreased $38,801 to $194,605 in the nine months ended September 30, 2009 from $233,406 in the same period in 2008. The decrease was primarily due to reduced government grants in 2009.

Income Before Income Taxes. Our income before income taxes decreased by $833,544 to $261,792 in the nine months ended September 30, 2009 from $1,095,336 in the same period in 2008. The reason for such a decrease was mainly due to an increase in cost of sales, resulting from our extensive sales and marketing efforts to acquire new customers and sustain existing customers and the decrease in general deal pricing due to the economic slowdown.

Income Taxes. Our income tax increase to $4,300 in the nine months ended September 30, 2009 from zero in the same period in 2008 when we qualified for zero income tax as a result of the preferential tax treatment available to software companies. For more information, please see "Taxation" above.

Net Income. In the nine months ended September 30, 2009, we generated a net income of $257,492, a decrease of $837,844 from $1,095,336 in the same period in 2008. This decrease was primarily attributable to an increase in cost of sales, resulting from our extensive sales and marketing efforts to acquire new customers and sustain existing customers and the decrease in general deal pricing due to the economic slowdown.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $196,722, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30
	2009	2008
Net cash provided by (used in) operating activities	$547,093	$(817,442)
Net cash provided by (used in) investing activities	(239,546)	(573,405)
Net cash provided by (used in) financing activities	(619,369)	2,207,030
Effects of Exchange Rate Change in Cash	272	(8,202)
Net Increase in Cash and Cash Equivalents	(311,550)	807,981
Cash and Cash Equivalent, Beginning	508,272	-
Cash and Cash Equivalent, End	196,722	807,981

Operating activities

Net cash provided by operating activities was $547,073 for the nine months ended September 30, 2009, as compared to $817,442 net cash used in operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to shorter payment periods offered to customers and increased collection efforts.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $239,546, as compared to $573,405 net cash used in investing activities during the same period of 2008. The decrease of net cash used in investing activities was mainly attributable to a decrease in purchases of intangible assets to conserve costs during the 2009 period.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $619,369, as compared to $2,207,030 net cash provided by financing activities the same period of 2008. The decrease of net cash provided by financing activities was mainly attributable to increased payment in interest and the repayment of a loan during the 2009 period. The loan was from Ping’an Bank and matured on September 10, 2008. We have repaid all principal and due interest. As of September 30, 2009, we have zero short term debt outstanding. We are in the process of applying for a new term of short term debt and expect to close the application in the fourth quarter of 2009.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

Skyrise Technology has borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans was unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. Since July 10, 2009, the company has subsequently borrowed additional funds under this agreement.  As of September 30, 2009, the total outstanding balance of this loan is $658,156.   According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. We intend to repay this loan within the next fiscal year.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

  Use of estimates. The preparation of the financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

  Trade accounts receivables. In the normal course of business, we extend credit to customers. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, we evaluate our trade accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Trade accounts receivables are charged off against the allowance after management determines the potential for recovery is remote.

  Impairment of long-lived assets. Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by our management to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

  Property, plant and equipment, net. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 33⅓%; motor vehicles –25%.

  Revenue recognition. The Company’s revenues are derived from the sales, installation and maintenance of digital residential safety and video surveillance products, and include (i) revenue reported at the difference between the selling price and the cost of the products and (ii) service fees collected from customers. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%. Development project in progress mainly represents the fee paid to a portal developer in respect of the Company’s new online ticketing platform under development. All direct costs relating to the development of the new online ticketing platform are capitalized as development project in progress. No amortization is provided in respect of development project in progress.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 142-3 “Determination of the useful life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards, or SFAS, No. 142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS No. 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 did not have any effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP FAS 157-3, which did not impact Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company’s is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mingchun Zhou, and our Chief Financial Officer, Dongmei Wu, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on our assessment, Messrs. Zhou and Wu determined that, as of September 30, 2009, our internal control over financial reporting was effective based on those criteria.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 25, 2009, Mr. Kin Keung Lai and Asia Regal Holdings Limited, being the record holders of 11,379,800 and 1,000,000 shares of our common stock, respectively, and collectively owning approximately 58.64% of our issued and outstanding shares of common stock as of such date, executed and delivered to the Company their written consent, in lieu of a stockholders meeting, approving an amendment and restatement of our Articles of Incorporation to, among other things, change our name from “Getpokerrackback.com” to “China Skyrise Digital Service Inc.” We filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on September 25, 2009.

ITEM 5. OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2009	CHINA SKYRISE DIGITAL SERVICE INC.

	By:	/s/ Mingchun Zhou
Mingchun Zhou, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2009	By:	/s/ Dongmei Wu
Dongmei Wu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.