Form 10-K
period 2009-08-31
China Skyrise Digital Service Inc.
filed 2009-12-14
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139940

CHINA SKYRISE DIGITAL SERVICE INC.
(formerly Getpokerrakeback.com)

(Exact name of registrant as specified in its charter)

Nevada	98-0554885

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/F, M-3rd Building
Hi-tech Industrial Park
Nanshan District, Shenzhen 518070
People’s Republic of China

(Address of principal executive offices)

(86) 755 26012511

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of February 28, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $2.1 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 21,110,550 shares of the registrant’s common stock outstanding as of December 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SKYRISE DIGITAL SERVICE INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended August 31, 2009

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

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “we,” “us,” “our,” or “the Company” are to China Skyrise Digital Service Inc., a Nevada corporation; (ii) “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company; (iii) “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company; (iv) “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “PRC” and “China” are to People’s Republic of China; (ix) “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China; and (x) “U.S. dollar,” “$” and “US$” are to United States dollars.

PART I

ITEM 1.	BUSINESS.

History

We were incorporated on June 5, 2006 in the State of Nevada under the name Getpokerrakeback.com. We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players. Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room.

On September 10, 2008, we entered into and closed a stock purchase agreement, or the Stock Purchase Agreement, with Flourishing Wisdom Holdings Limited, or Flourishing Wisdom, a Samoan limited company, and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22 per share. At the closing, Mr. Goertz resigned as our sole director and officer and Ms. Hai Yan Huang was appointed as our sole director and officer.

As a result of the transaction, Flourishing Wisdom became our controlling stockholder and we entered into a new business. From and after the closing of the Stock Purchase Agreement, we no longer engaged in the business of marketing and promoting getpokerrakeback.com, our web site. Instead, our business plan consisted of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

Our Business

During the fiscal year ended August 31, 2009, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

Recent Developments

On September 25, 2009, we completed a reverse acquisition transaction through a share exchange with United Digital whereby we acquired 100% of the issued and outstanding capital stock of United Digital, in exchange for 12,379,800 shares of our common stock, which shares constituted 72.8% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of our acquisition of United Digital, we now own all of the issued and outstanding capital stock of United Digital, which in turn owns Skyrise Technology and Skyrise Digital. For accounting purposes, the share exchange transaction with United Digital was treated as a reverse acquisition, with United Digital as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

Immediately following the closing of the reverse acquisition on September 25, 2009, we also entered into a side letter regarding share allocation and distribution with the shareholders of United Digital, Asia Regal Holdings Limited, or Asia Regal, and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal in connection with the reverse acquisition, and we agreed to issue and deliver to the service providers an aggregate of 4,105,750 shares of our common stock, as consideration for certain services provided for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition.

Upon the closing of the reverse acquisition on September 25, 2009, Ms. Hai Yan Huang, our sole director and officer, resigned as our director and from all offices of the Company that she held. Also upon the closing of the reverse acquisition, our board of directors increased its size to 3 members and appointed Messrs. Mingchun Zhou, Weibing Wang, and Shengrong Dong to fill the vacancies created by Ms. Huang’s resignation and such increase. In addition, our board of directors appointed Mr. Zhou to serve as our Chief Executive Officer and Dongmei Wu to serve as our Chief Financial Officer, Treasurer and Secretary, effective immediately at the closing of the reverse acquisition.

United Digital is a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, United Digital became the holding company of Skyrise Technology, a PRC limited liability company, through the acquisition of 100% of the equity interest in Skyrise Technology from Skyrise Technology’s shareholders, including Mr. Mingchun Zhou, our Chairman and Chief Executive Officer. Skyrise Technology was established on May 23, 2003 and its principal activity is the sale, installation and development of digital home security networks, peripherals and software. On April 23, 2008, Skyrise Technology established Skyrise Digital as its wholly owned PRC limited liability Company. Skyrise Digital’s principal activity is the sale, installation and development of computing network and intelligence systems.

Given our business combination with United Digital, our management has determined that it is in our best interest to continue the business activities and pursue the business plan of United Digital. Through our Chinese subsidiaries, we have been and will continue to be engaged in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China.

On September 25, 2009, we changed our name to China Skyrise Digital Service Inc. to more accurately reflect our new business operations.

Please refer to our current report on Form 8-K filed with the SEC on October 1, 2009 for detailed information with respect to the transactions described above, United Digital and its operating subsidiaries and our new management.

Regulation

We anticipate that the acquisition of assets and businesses of United Digital will subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation, both in China and in the United States.

Competition

During the fiscal year ended August 31, 2009, we encountered substantial competition in our efforts to locate a business opportunity. The primary competition for desirable investments came from business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities had significantly greater experience, resources, and managerial capabilities than we had and were in a better position than us to obtain access to attractive business opportunities.

As a result of the completion of the business combination transaction with United Digital, our competitive landscape has changed as we now compete with Skyrise Technology and Skyrise Digital’s competitors in the security and surveillance industry in China. Additional information regarding our competition and the competitors of Skyrise Technology and Skyrise Digital can be found in our current report on Form 8-K filed with the SEC on October 1, 2009.

Employees

As of August 31, 2009, we had no employees and our business and affairs were handled by Ms. Hai Yan Huang, our sole director and officer, who provided services to us on an as-needed basis. Our management concluded that there was no need to engage any full-time employees so long as we were only seeking and evaluating business opportunities.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

During 2009 and as of August 31, 2009, we owned no real or personal property and had no lease or office facilities, but used the address of our sole director and officer without charge. Our offices were relocated to their current location when we completed the reverse acquisition transaction with United Digital on September 25, 2009.

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

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “GPKR” on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority, but has not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 169432101. We are in the process of applying for a new symbol in connection with our recent name change from Getpokerrakeback.com to China Skyrise Digital Service Inc.

The prices below prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)

	High	Low

Year Ended August 31, 2009
1st Quarter	N/A	N/A
2nd Quarter	3.95	1.00
3rd Quarter	1.00	1.00
4th Quarter	1.00	1.00

Year Ended August 31, 2008
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 9, 2009 there were approximately 34 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended August 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended August 31, 2009.

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

Overview

We were incorporated on June 5, 2006 in the State of Nevada under the name Getpokerrakeback.com. We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players. Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room.

On September 10, 2008, we entered into and closed the Stock Purchase Agreement with Flourishing Wisdom and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22 per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder and we entered into a new business. From and after the closing of the Stock Purchase Agreement, we no longer engaged in the business of marketing and promoting getpokerrakeback.com, our web site. Instead, our business plan consisted of exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

During the fiscal year ended August 31, 2009, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

Recent Developments

On September 25, 2009, we completed a reverse acquisition transaction through a share exchange with United Digital whereby we acquired 100% of the issued and outstanding capital stock of United Digital, in exchange for 12,379,800 newly issued shares of our common stock, which shares constituted 72.8% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of our acquisition of United Digital, we now own all of the issued and outstanding capital stock of United Digital, which in turn owns Skyrise Technology and Skyrise Digital. For accounting purposes, the share exchange transaction with United Digital was treated as a reverse acquisition, with United Digital as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

Immediately following the closing of the reverse acquisition on September 25, 2009, we also entered into a side letter regarding share allocation and distribution with the shareholders of United Digital, Asia Regal and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal in connection with the reverse acquisition, and we agreed to issue and deliver to the service providers an aggregate of 4,105,750 newly issued shares of our common stock, as consideration for certain services provided for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition.

Upon the closing of the reverse acquisition on September 25, 2009, Ms. Hai Yan Huang, our sole director and officer, resigned as our director and from all offices of the Company that she held. Also upon the closing of the reverse acquisition, our board of directors increased its size to three members and appointed Messrs. Mingchun Zhou, Weibing Wang, and Shengrong Dong to fill the vacancies created by Ms. Huang’s resignation and such increase. In addition, our board of directors appointed Mr. Zhou to serve as our Chief Executive Officer and Dongmei Wu to serve as our Chief Financial Officer, Treasurer and Secretary, effective immediately at the closing of the reverse acquisition.

United Digital is a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, United Digital became the holding company of Skyrise Technology, a PRC limited liability company, through the acquisition of 100% of the equity interest in Skyrise Technology from Skyrise Technology’s shareholders, including Mr. Mingchun Zhou, our Chairman and Chief Executive Officer. Skyrise Technology was established on May 23, 2003 and its principal activity is the sale, installation and development of digital home security networks, peripherals and software. On April 23, 2008, Skyrise Technology established Skyrise Digital as its wholly owned PRC limited liability Company. Skyrise Digital’s principal activity is the sale, installation and development of computing network and intelligence systems.

Given our business combination with United Digital, our management has determined that it is in our best interest to continue the business activities and pursue the business plan of United Digital. Through our Chinese subsidiaries, we have been and will continue to be engaged in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China.

On September 25, 2009, we changed our name to China Skyrise Digital Service Inc. to more accurately reflect our new business operations. On September 25, 2009, we changed our fiscal year-end to December 31 to conform to the fiscal year end of United Digital and its subsidiaries.

Please refer to our current report on Form 8-K filed with the SEC on October 1, 2009 for detailed information with respect to the transactions described above, United Digital and its operating subsidiaries and our new management.

Results of Operations

Our financial statements which accompany this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. At August 31, 2009, the Company had incurred losses since its inception and has current liabilities in excess of current assets. Absent the business combination transaction with United Digital, these factors otherwise would have raised substantial doubt about the ability of the Company to continue as a going concern.

We had no revenues and incurred a net loss of $68,145 for the fiscal year ended August 31, 2009, as compared to net loss of $10,497 for the fiscal year ended August 31, 2008.

All general and administrative expenses of $68,145 and $10,497 for the fiscal years ended August 31, 2009 and 2008, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies. The increase in general and administrative expenses during the 2009 period is primarily attributable to an increase in our professional fees during the 2009 fiscal year, primarily associated with our acquisition of United Digital.

Liquidity and Capital Resources

As of August 31, 2009, we had a cash balance of nil and an accumulated deficit of $126,078. We had debts (current liabilities) totaling $10,872 as of August 31, 2009.

During the fiscal years ended August 31, 2009 and 2008, we had no commitments for capital expenditures, however, we incurred routine fees and expenses incident to our reporting duties as a public company and expenses in finding and investigating possible acquisitions.

Recent Accounting Pronouncements

Effective August 31, 2009, we adopted guidance issued by the Financial Accounting Standards Board, or FASB, and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

In September 2009, the FASB established the FASB Accounting Standards Codification™, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification, or ASC, Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification will become effective for the Company beginning with the second quarter of 2010. Therefore, beginning with the second quarter of 2010, all references made by the Company in its financial statements will use the new Codification numbering system.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the year ended August 31, 2009. This adoption did not have any impact on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. There was no impact upon the adoption of SFAS No. 157.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•	Cash and Equivalents. The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalent.

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

•

Foreign currency transactions. The Company’s functional currency is U.S. dollars as substantially all of the Company’s operations use this denomination. The Company uses the U.S. dollar as its reporting currency. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

•

Loss per share. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Off-Balance Sheet Arrangements

For the year ended August 31, 2009, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Mingchun Zhou, and Chief Financial Officer, Ms. Dongmei Wu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based on our assessment, Mr. Zhou and Ms. Wu determined that, as of August 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of August 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended August 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Mingchun Zhou	39	Chairman, Chief Executive Officer and President
Weibing Wang	40	Director and Vice President of Marketing and Sales
Shengrong Dong	33	Director
Dongmei Wu	30	Chief Financial Officer, Treasurer and Secretary

Mr. Mingchun Zhou. Mr. Chui has been our Chairman, Chief Executive Officer and President since September 25, 2009 and has served as the President of our subsidiaries Skyrise Technology and Skyrise Digital, since their inception in May 2003 and April 2008, respectively. Prior to joining us, Mr. Zhou was the founder and served as the Vice President, Yinjie Co. and served as the Chief Executive Officer of Matsumoto Skyrise Co. Mr. Zhou also serves as the president of Shenzhen Saixin Technology, Ltd.. Mr. Zhou holds a Bachelor of Science Degree in Engineering from the East China University of Science and Technology and an MBA from the City University of Hong Kong.

Mr. Weibing Wang. Mr. Wang has served as our Director and Vice President of Marketing and Sales since September 25, 2009 and has served as the Vice President of our subsidiaries Skyrise Technology and Skyrise Digital, since their inception in May 2003 and April 2008, respectively. Mr. Wang has 12 years industry experience, previously served as the Vice President of Marketing of Yinjie Co., Vice President of Sobenskyrise Co. Mr. Wang holds a Bachelor of Science Degree in Engineering from East China University of Science and Technology.

Mr. Shengrong Dong. Mr. Dong has served as our Director since September 25, 2009. Mr. Dong has led the key product strategy for our company for over 6 years. Mr. Dong has 10 years of experience in product design, focusing on circuit design and firmware design, specializing in digital voice and video communication.

Ms. Dongmei Wu. Ms. Wu has served as our Chief Financial Officer, Treasurer and Secretary since September 25, 2009. Ms. Wu held key financial positions at New World Cultural Development Co. and Shentuo International Co. before joining Skyrise Technology in 2007. She has more than 6 years experience in accounting and finance and holds a bachelor’s degree in Accounting from Taiyuan Technology Institute.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person. Directors are elected until their successors are duly elected and qualified.

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

NAME	AGE	POSITION
Yanchun Jiang	34	Vice President, Research and Development of Skyrise Technology and Skyrise Digital
Dustin Han, Ph.D.	37	Vice President, Investor Relations

Mr. Yanchun Jiang. Mr. Jiang has served as the Vice President of Research and Development for our operating subsidiaries, Skyrise Technology and Skyrise Digital, since 2007. Mr. Jiang has 12 years of R&D experience. Prior to 2007, Mr. Jiang held development and management positions at Great Wall Computer, Inc, and Huawei Technologies, Co., Ltd.

Mr. Dustin Han, Ph.D. Mr. Han has served as our Vice President of Investor Relations since September 25, 2009. Prior to that, Mr. Han held key management positions at eBay, Inc for over 8 years. Mr. Han holds a Ph.D in Computer Science from Tsinghua University (2000) and an MBA from UC Berkeley, Haas School of Business (2008).

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

For the years ended August 31, 2009 and 2008, there was no compensation awarded to, earned by, or paid to any of our executive officers or directors. During the fiscal years ended August 31, 2009 and 2008, we had no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended August 31, 2009.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the fiscal year ended August 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 9, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4/F, M-3rd Building, Hi-tech Industrial Park, Nanshan District, Shenzhen 518070, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Mingchun Zhou	Chairman, CEO and President	Common stock, $0.001 par value	0	*
Weibing Wang	Director and VP of Marketing and Sales	Common stock, $0.001 par value	0	*
Shengrong Dong	Director	Common stock, $0.001 par value	0	*
Dongmei Wu	CFO, Treasurer and Secretary	Common stock, $0.001 par value	0	*
All officers and directors as a group (4 persons named above)		Common stock, $0.001 par value	0	*

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% Security Holders
Kin Keung Lai		Common stock, $0.001 par value	13,879,800(3)	65.75%
Feng Yu		Common stock, $0.001 par value	1,593,750	7.55%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 21,110,550 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 9, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

The shares held by Mr. Kin Keung Lai are subject to an option agreement, dated September 25, 2009, which gives Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of Skyrise Technology, an option to acquire an all shares of our common stock currently owned or later acquired by Mr. Lai.

Changes in Control

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of our issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of Skyrise Technology, pursuant to which Mr. Zhou was granted an option to purchase all shares of our common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

On September 25, 2009, we entered into a side letter regarding share allocation and distribution with the shareholders of United Digital, Asia Regal and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal in connection with the reverse acquisition of United Digital, and we agreed to issue and deliver to the service providers an aggregate of 4,105,750 shares of our common stock, as consideration for certain services provided for the benefit of the Company and/or its subsidiaries in connection with the transactions contemplated by the reverse acquisition.

•

On September 10, 2008, we entered into and closed the Stock Purchase Agreement with Flourishing Wisdom and Mr. Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Mr. Goertz for $555,000, or $0.22, per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder.

•

During the year ended August 31, 2008 our president loaned $36,104 to the Company. The loan contained no terms of repayment, was unsecured, and bore no interest. During the 2009 fiscal year, the Company repaid $5,739 of the loan and the remaining balance of $30,365 was forgiven.

•	During the year ended August 31, 2009, our sole director and officer, Ms. Hai Yan Huang, made a capital contribution to the Company in the amount of $59,841.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by LBB & Associates Ltd., LLP for professional services rendered for the fiscal years ended August 31, 2009 and 2008:

	Year Ended August 31,
	2009	2008
Audit Fees	$13,620	$11,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$13,620	$11,000

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by LBB & Associates Ltd., LLP in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided by LBB & Associates Ltd., LLP and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by LBB & Associates Ltd., LLP for our financial statements as of and for the year ended August 31, 2009.

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

2.1

Share Exchange Agreement, dated September 25, 2009, among the registrant, United Digital Home H.K. Group Company Limited and its shareholders [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

3.1	Amended and Restated Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

3.2	Amended and Restated Bylaws of the registrant, adopted on December 3, 2008 [incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 15, 2008].

10.1

Form of Side Letter re Share Allocation and Distribution, dated September 25, 2009, among the registrant, Asia Regal Holdings Limited, Kin Keung Lai and certain individuals [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.2

Stock Purchase Agreement, dated September 10, 2008, by and among the registrant, Steven Goertz and Flourishing Wisdom Holdings Limited [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 11, 2008].

10.3

Equity Transfer Agreement, dated January 28, 2008, among Mingchun Zhou, Weibing Wang, Shengrong Dong, Yagang Lu, Yagang Lu and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.4

Investment Agreement, dated September 15, 2009, between Asia Regal Finance Capital Group, Co., Ltd. and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.5

Equipment Supply and Installation Contract, dated November 17, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen City Hwaloilee Industrial Co. Ltd (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.6

Contract for Purchase and Sales of Video Intercom Equipment, dated April 9, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen Nanhai Yitian House Developing Co., Ltd (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.7

Sales Contract, dated January 5, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yangzhou Jinghua Living City Real Estate Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.8

Equipment Purchasing Contract, dated August 1, 2008, among Shenzhen First Construction Engineering Co., Ltd, Shenzhen Skyrise Technology Co., Ltd. and Shenzhen Zhenye (Group) Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.9

Lease Agreement, dated June 3, 2008, between Shenzhen Shunping Industrial Co., Ltd and Shenzhen Skyrise Technology Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

Exhibit No.	Description

10.10

Shenzhen Skyrise Technology Co., Ltd. Form of Confidentiality Agreement (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.11

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Mingchun Zhou (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.12

Employment Contact, dated June 11, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Dongmei Wu (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.13

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Shengrong Dong (English Translation) [incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.14

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Weibing Wang (English Translation) [incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.15

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yanchun Jiang (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

21	Subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

          In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 14, 2009

CHINA SKYRISE DIGITAL SERVICE INC.

	By:	/s/ Mingchun Zhou

Mingchun Zhou
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingchun Zhou	Director, Chief Executive Officer and President	December 14, 2009

Mingchun Zhou	(Principal Executive Officer)

/s/ Dongmei Wu	Chief Financial Officer	December 14, 2009

Dongmei Wu	(Principal Financial and Accounting Officer)

/s/ Weibing Wang	Director and Vice President of Marketing and Sales	December 14, 2009

Weibing Wang

/s/ Shengrong Dong	Director	December 14, 2009

Shengrong Dong

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED AUGUST 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Skyrise Digital Service Inc. (Formerly Getpokerrakeback.com)
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of China Skyrise Digital Service Inc. (the “Company”) as of August 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and for the period from June 5, 2006 (inception) through August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of China Skyrise Digital Service Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from June 5, 2006 (inception) through August, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LLB & Associates Ltd., LLP

Houston, TX
December 7, 2009

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS
CURRENT ASSETS
Cash	$-	$5,739

Total current assets	-	5,739

Total assets	-	5,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Account payable and accrued liabilities	10,872	2,568
Due to related party	-	36,104

Total current liabilities	10,872	38,672

Total liabilities	10,872	38,672

STOCKHOLDERS’ DEFICIT
Common stock Authorized 75,000,000, $0.001 par value, 4,625,000 common shares issued and outstanding	4,625	4,625
Additional paid in capital	110,581	20,375
Deficit accumulated during the development stage	(126,078)	(57,933)

Total stockholders’ deficit	(10,872)	(32,933)

Total liabilities and stockholders’ deficit	$-	$5,739

The accompanying notes are an integral part of these financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
Years ended August 31, 2009 and 2008 and
period from June 5, 2006 (inception) through August 31, 2009

	Year Ended August 31, 2009	Year Ended August 31, 2008	Inception to August 31, 2009

Expenses
General and administrative expenses	$68,145	$10,497	$126,078

Net loss	$(68,145)	$(10,497)	$(126,078)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	4,625,000	4,625,000

The accompanying notes are an integral part of these financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT
From June 5, 2006 (Inception) through August 31, 2009

				Deficit accumulated during the development stage

	Common stock		Additional paid-in capital

	Shares	Amount			Total

Issuance of common stock for cash to founders	3,750,000	$3,750	$3,750	$-	$7,500
Issuance of common stock for cash	875,000	875	16,625		17,500
Net loss				(5,547)	(5,547)

Balance, August 31, 2006	4,625,000	4,625	20,375	(5,547)	19,453
Net loss				(41,889)	(41,889)

Balance, August 31, 2007	4,625,000	4,625	20,375	(47,436)	(22,436)
Net loss				(10,497)	(10,497)

Balance, August 31, 2008	4,625,000	4,625	20,375	(57,933)	(32,933)
Forgiveness of debt			30,365		30,365
Capital Contribution			59,841		59,841
Net loss				(68,145)	(68,145)

Balance, August 31, 2009	4,625,000	$4,625	$110,581	$(126,078)	$(10,872)

The accompanying notes are an integral part of these financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
Years ended August 31, 2009 and 2008 and the period from June 5, 2006 (inception) through August 31, 2009

	Year Ended August 31, 2009	Year Ended August 31, 2008	Inception to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustment to reconcile net loss to cash used in operating activities	$(68,145)	$(10,497)	$(126,078)
Net change in:
Account payable and accrued liabilities	8,304	(14,271)	10,872
NET CASH USED IN OPERATING ACTIVITIES	(59,841)	(24,768)	(115,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	59,841	-	59,841
Proceeds from common stock issued for cash	-	-	25,000
Proceeds (to) / from related party advance	(5,739)	25,696	30,365
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54,102)	25,696	115,206

NET INCREASE (DECREASE) IN CASH	(5,739)	928	-

CASH, BEGINNING OF YEAR	5,739	4,811	-

CASH, ENDING OF YEAR	$-	$5,739	$-

Supplemental disclosures with respect to cash flow:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non Cash Transaction: Shareholder forgiveness of debt	$30,365	$-	$30,365

The accompanying notes are an integral part of these financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
(Formerly known as Getpokerrakeback.com)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

China Skyrise Digital Service Inc. (the “Company”) is in the initial development stage and has incurred losses for the fiscal year ending August 31, 2009 totaled $68,145. The Company was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its web site getpokerrakeback.com on which it offer “rake backs” to online poker players. Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room. Online poker rooms generate revenue by retaining a percentage of the total amount waged on each hand of poker which is called the pot. Online poker rooms retain a percentage of the pot, which is called the rake. With rake backs a portion of the rake is returned to a player. While a handful of online poker rooms pay rake back directly to players, the majority of rake backs are paid to web sites affiliated with online poker rooms. The Company’s web site, getpokerrakeback.com, is such an affiliated site and has rake back agreements with online poker rooms.

On September 25, 2009, the Company changed its name from Getpokerrakeback.com in connection with the reverse merger described in Note 7 – Subsequent Events.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements. We have evaluated subsequent events through December 7, 2009, the date the financial statements were available to be issued.

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

Cash and Equivalents

The company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalent.

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

Foreign currency transactions

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Loss per share

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

Recent accounting pronouncements

Effective August 31, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

In September 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification will become effective for the Company beginning with the second quarter of 2010. Therefore, beginning with the second quarter of 2010, all references made by the Company in its financial statements will use the new Codification numbering system.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the year ended August 31, 2009. This adoption did not have any impact on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. There was no impact upon the adoption of SFAS No. 157.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $126,078 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We had no revenues and incurred a net loss of $68,145 for the fiscal year ended August 31, 2009, as compared to net loss of $10,497 for the fiscal year ended August 31, 2008.

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

Stock options

As of August 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2008 the president of the Company loaned the Company $36,104. The loan contains no terms of repayment, is unsecured, and bears no interest. The company repaid $5,739 during the year ended August 31, 2009. The remaining balance of $30,365 was forgiven during the year ended August 31, 2009.

During the year ended August 31, 2009 the sole director and officer, Ms. Hai Yan Huang, made $59,841 of capital contribution to the company.

NOTE 6 – INCOME TAXES

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Refundable Federal income tax attributable to:
Current operations	$23,200	$3,600
Less, change in valuation allowance	(23,200)	(3,600)
Net refundable amount	$-	$-

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	August 31, 2009	August 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$42,800	$19,600
Less, valuation allowance	(42,800)	(19,600)
Net deferred tax asset	$-	$-

The Company has determined that a valuation allowance of $42,800 at August 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2009 was approximately $23,200. As of August 31, 2009, the Company has a net operating loss carry-forward of $126,000, which is available to offset future federal taxable income, if any, with expiration beginning 2024.

NOTE 7 – SUBSEQUENT EVENTS

On September 25, 2009, the Company completed a reverse acquisition transaction through a share exchange with United Digital Home H.K. Group Company Limited, a Hong Kong limited company (“United Digital”), whereby the Company acquired 100% of the issued and outstanding capital stock of United Digital, in exchange for 12,379,800 newly issued shares of the Company’s common stock, which shares constituted 72.8% of the Company’s issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of United Digital, the Company now owns all of the issued and outstanding capital stock of United Digital, which in turn owns Shenzhen Skyrise Technology Co., Ltd., a PRC limited company (“Skyrise Technology”), and Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company (“Skyrise Digital”). For accounting purposes, the share exchange transaction with United Digital was treated as a reverse acquisition, with United Digital as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

Immediately following the closing of the reverse acquisition on September 25, 2009, the Company also entered into a side letter regarding share allocation and distribution with the shareholders of United Digital, Asia Regal Holdings Limited (“Asia Regal”) and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal in connection with the reverse acquisition, and the Company agreed to issue and deliver to the service providers an aggregate of 4,105,750 newly issued shares of the Company’s common stock, as consideration for certain services provided for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition.

Upon the closing of the reverse acquisition on September 25, 2009, Ms. Hai Yan Huang, the Company’s sole director and officer, resigned as the Company’s director and from all offices of the Company that she held. Also upon the closing of the reverse acquisition, the board of directors increased its size to three members and appointed Messrs. Mingchun Zhou, Weibing Wang, and Shengrong Dong to fill the vacancies created by Ms. Huang’s resignation and such increase. In addition, the board of directors appointed Mr. Zhou to serve as the Company’s Chief Executive Officer and Dongmei Wu to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective immediately at the closing of the reverse acquisition.

Immediately subsequent to the reverse merger, the company had 21,110,550 shares of common stock outstanding.

United Digital is a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, United Digital became the holding company of Skyrise Technology, a PRC limited liability company, through the acquisition of 100% of the equity interest in Skyrise Technology from Skyrise Technology’s shareholders, including Mr. Mingchun Zhou, the Company’s Chairman and Chief Executive Officer. Skyrise Technology was established on May 23, 2003 and its principal activity is the sale, installation and development of digital home security networks, peripherals and software. On April 23, 2008, Skyrise Technology established Skyrise Digital as its wholly owned PRC limited liability company. Skyrise Digital’s principal activity is the sale, installation and development of computing network and intelligence systems.

On September 25, 2009, the Company changed its name to China Skyrise Digital Service Inc. to more accurately reflect its new business operations as a result of the reverse acquisition.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of our issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of Skyrise Technology, pursuant to which Mr. Zhou was granted an option to purchase all shares of our common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

On September 25, 2009, we changed our fiscal year-end to December 31.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated September 25, 2009, among the registrant, United Digital Home H.K. Group Company Limited and its shareholders [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

3.1	Amended and Restated Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

3.2	Amended and Restated Bylaws of the registrant, adopted on December 3, 2008 [incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 15, 2008].

10.1

Form of Side Letter re Share Allocation and Distribution, dated September 25, 2009, among the registrant, Asia Regal Holdings Limited, Kin Keung Lai and certain individuals [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.2

Stock Purchase Agreement, dated September 10, 2008, by and among the registrant, Steven Goertz and Flourishing Wisdom Holdings Limited [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 11, 2008].

10.3

Equity Transfer Agreement, dated January 28, 2008, among Mingchun Zhou, Weibing Wang, Shengrong Dong, Yagang Lu, Yagang Lu and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.4

Investment Agreement, dated September 15, 2009, between Asia Regal Finance Capital Group, Co., Ltd. and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.5

Equipment Supply and Installation Contract, dated November 17, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen City Hwaloilee Industrial Co. Ltd (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.6

Contract for Purchase and Sales of Video Intercom Equipment, dated April 9, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen Nanhai Yitian House Developing Co., Ltd (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.7

Sales Contract, dated January 5, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yangzhou Jinghua Living City Real Estate Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.8

Equipment Purchasing Contract, dated August 1, 2008, among Shenzhen First Construction Engineering Co., Ltd, Shenzhen Skyrise Technology Co., Ltd. and Shenzhen Zhenye (Group) Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.9

Lease Agreement, dated June 3, 2008, between Shenzhen Shunping Industrial Co., Ltd and Shenzhen Skyrise Technology Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.10

Shenzhen Skyrise Technology Co., Ltd. Form of Confidentiality Agreement (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.11

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Mingchun Zhou (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.12

Employment Contact, dated June 11, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Dongmei Wu (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

Exhibit No.	Description

10.13

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Shengrong Dong (English Translation) [incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.14

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Weibing Wang (English Translation) [incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

10.15

Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yanchun Jiang (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

21	Subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.