Form 10-K
period 2009-12-31
China Skyrise Digital Service Inc.
filed 2010-03-31
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-139940

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [   ]    No [X]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $2.1 million. Shares of the registrant’s common stock held by each  executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that  such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 21,110,550 shares of the registrant’s common stock outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SKYRISE DIGITAL SERVICE INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “we,” “us,” “our,” or “the Company” are to combined business of China Skyrise Digital Service Inc., a Nevada corporation, and/or its consolidated subsidiaries, as the case may be; (ii) “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company; (iii) “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company; (iv) “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “PRC” and “China” are to People’s Republic of China; (ix) “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China; and (x) “U.S. dollar,” “$” and “US$” are to United States dollars.

PART I

ITEM 1.        BUSINESS.

Business Overview

We are primarily engaged, through our indirect Chinese subsidiaries, in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China. Our customers are primarily urban and suburban residential communities and real estate development companies in China, but we plan to expand our customer base to the commercial sector to include commercial entities, such as airports, hotels, banks, supermarkets and entertainment venues.

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

Our corporate headquarters is located at 4/F, M-3rd Building, Hi-tech Industrial Park, Nanshan District, Shenzhen 518070, People’s Republic of China, and our telephone number is (86) 755 26012511. We maintain a website at http://www.szskyrise.com that contains information about us, but that information is not a part of this report.

Our Corporate History and Background

We were incorporated on June 5, 2006 in the State of Nevada under the name Getpokerrakeback.com. We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players. Rake backs are a poker loyalty program that rewards players for playing online poker at a specific online poker room.

On September 10, 2008, we entered into and closed a stock purchase agreement, or the Stock Purchase Agreement, with Flourishing Wisdom Holdings Limited, or Flourishing Wisdom, a Samoan limited company, and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Steven Goertz for $555,000, or $0.22 per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder. From and after the closing of the Stock Purchase Agreement, until September 25, 2009, we were a shell company and were no longer engaged in the business of marketing and promoting getpokerrakeback.com, our web site. Instead, our business plan consisted of the exploration of potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

Acquisition of United Digital

On September 25, 2009, we completed a reverse acquisition transaction through a share exchange with United Digital whereby we acquired 100% of the issued and outstanding capital stock of United Digital, in exchange for 12,379,800 shares of our common stock, par value $0.001, which shares constituted 72.8% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. The share exchange transaction with United Digital was treated as a reverse acquisition, with United Digital as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

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

As a result of our acquisition of United Digital, we now own all of the issued and outstanding capital stock of United Digital, which in turn owns Skyrise Technology and Skyrise Digital. United Digital was a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, United Digital became the holding company of Skyrise Technology, a PRC limited liability company, through the acquisition of 100% of the equity interest in Skyrise Technology from Skyrise Technology’s shareholders, including Mr. Mingchun Zhou, our Chairman and Chief Executive Officer. Skyrise Technology was established on May 23, 2003 and its principal activity is the sale, installation and development of digital home security networks, peripherals and software. On April 23, 2008, Skyrise Technology established Skyrise Digital as its wholly owned PRC limited liability Company. Skyrise Digital’s principal activity is selling, installation and development of computing network and intelligence system. On September 25, 2009, we changed our name to China Skyrise Digital Service Inc. to more accurately reflect our new business operations. For accounting purposes, the acquisition of Skyrise Technology and Skyrise Digital was accounted for under the acquisition method with United Digital as the holding company of both companies for legal purposes. Accordingly, our financial statements have been prepared on a consolidated basis for the periods presented.

Our Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure.

Our Industry and Principal Market

The security and surveillance industry in China was established at the beginning of the 1980s and security and surveillance products were used primarily by government agencies, financial institutions, transportation and mega-size companies. Since then, the industry has experienced significant growth and is growing at an annual rate of approximately 40%, according to the China Public Security Guide published by the Chinese Security and Protection Association, or the CSPA. In 2006, the Chinese government promulgated Ordinance 458 which requires all entertainment locations to install surveillance systems. In addition, the booming Chinese real estate market and the increasing focus on the security of the Chinese mining industry provide great opportunities for the security and surveillance industry. The CSPA predicts that the industry will grow by over 20% annually in the near future and the Chinese market for security and surveillance products and services will reach approximately $160 billion by 2010.

The video surveillance industry is currently undergoing a turbulent period of transformation. Aside from the technological trends shaping the industry, such as the transition from analogue CCTV to network video surveillance and the introduction of open standards, the global economic downturn has also significantly impacted the industry. While the economic downturn has significantly lowered growth expectations for the video surveillance industry for 2009, citing a new report by IMS Research, or IMS, an industry research group, the Digital Edition of Security Systems News, or SSN, reported that the video surveillance segment of the security and surveillance market in China is still positioned to show strong growth both this year and the next, despite the global economic slowdown. According to SSN, the industry is expected to be worth more than $3 billion by 2012, representing growth in CAGR of 23.8% for 2007-2012. SSN reported that while growth in the Chinese video surveillance market did slow in 2008 due to the international financial crisis and the devastating earthquake in south-western China, IMS analysts believed that action taken by the Chinese government to address that crisis will boost growth this year and next. China’s “New Deal” stimulus package, with a value of $586 billion, calls for new housing, roads, railways and airports, plus rebuilding areas devastated by the earthquake. As a result, IMS analysts felt that 2009 and 2010 should be very strong years for the Chinese video surveillance market. By 2012, IMS expects sales of security cameras to reach $16 million, for both new surveillance deployments and replacement purposes, with revenues from security cameras accounting for approximately one-third of the total security equipment market.

The Chinese market is showing a clear trend from basic box cameras to higher-end models like speed domes and box zoom cameras, according to IMS. DVRs account for the next largest part of the video surveillance market in China. Local Chinese DVR manufacturers dominate this segment, and IMS estimates that over 80% of the DVRs sold in China in 2008 were supplied by Chinese brands. While analog is still the dominant force in video surveillance in China at the moment, with sales of network video surveillance equipment, including network cameras, video servers, NVRs and network video surveillance software amounting to less than 10% of total market revenues in 2008, according to IMS, that trend is expected to change in the coming years. According to the Technology Marketing Corporation, or TMC, an industry group, the mainstream technology in China’s video surveillance market is now transforming from an analog to digital base, tending towards networking and intelligent types. The analog market share of China’s video surveillance market shrank from 56.9% in 2004 to 19.7% in 2007. Meanwhile, the digital share grew to 54.4% from 35.7%, and that of network video surveillance expanded to 25.9% from 7.4% during the 2009 period. IMS forecasts a network video surveillance equipment CAGR of 55.6% between 2007 and 2012. The “safe city” program launched by the Ministry of Public Security in 2004 is believed to have boosted demand in the video surveillance market as video surveillance system installations accounted for 28% of the program’s total investment. In addition, the Beijing 2008 Olympic Games and the coming Shanghai World Expo also helped promote the market.

There are many companies in China that engage in the business of manufacturing, selling, installing and maintaining of security and surveillance products, including residential based products. Due to the high growth of the industry and the fact that it is still in the early stage of development, the Chinese security and surveillance market is highly fragmented and there is no apparent market leader.

Our Growth Strategy

We believe that China’s highly fragmented security and surveillance industry and rapidly growing market provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  Residential Real Estate Market – We plan to ride the continual growth in China’s real estate industry. The industry is experiencing a transition from analog intercom systems to digital intercom systems, which falls into our strength: digital solutions. We are the current technology leader in digital intercom, and will continue to invest in R&D to maintain our leadership position. Our low-end digital solution will replace the high-end analog solutions currently on the market, and increase our overall market share in the intercom industry. We will also expand our business into the conversion of existing residential neighborhoods, a vast market that needs gradual upgrades from analog intercom to digital solutions.

  Value Added Services – We plan to extend our presence on the vertical value chain. Our current digital hardware and network solutions provide a digital platform on top of which we could offer value-added services, such as property management, bill pay, food delivery orders, dry clean, and advertisement. We expect such service revenue to make up a significant portion of our future revenue.

  Strengthen Our R&D Capability – We plan to enhance and expand our core products and further expand our customer base. For example, through our system-on-chip program, we are working on the integration of digital intercom system hardware and software onto a single chipset which, if successful, will reduce the overall cost of our systems. We could also market this product to companies that do not have their own research and development capabilities. We have initiated projects with two of China’s 3G wireless communication service providers (China Mobile and China Unicom) to test launch standalone wireless intercom solutions. Such solutions would be sold by wireless service providers in packages for members of the families. We would provide value-added services on top of the platform we have established.

  Pursue Strategic Acquisitions to Augment Strong Internal Growth – We expect that acquisitions will enable our geographic expansion, enhance our technological capabilities or competitive advantages, provide licensing and recurring revenue opportunities and propel our expansion into high growth enterprise class markets. We also plan to leverage our relationships with our business partners such as China Mobile, China Unicom, and China Telecom, Guangdong to seek attractive cross-selling, cross-marketing and licensing arrangements and other opportunities.

Our Products and Services

Through our subsidiaries, Skyrise Technology and Skyrise Digital, we engage in the development, sale, installation and maintenance of digital residential safety and video surveillance products, and in the development and integration of related software in China. In 2009, we derived most of our revenue from the supply, installation and service of digital intercom products in urban and suburban homes. Our system integration solution also started contributing to our sales growth.

Our Products

We manufacture the key components of safety and surveillance products for residential use, and rely on third-party electronic assembling companies to assemble the final products utilizing our technology. All of our final products are fully branded and developed independently. Our main products include standalone DVRs, embedded DVRs, mobile DVRs, digital cameras, intelligent control system software platforms, perimeter security alarm systems monitors, and auxiliary apparatuses. Of these products, our monitors accounted for more than 70% of our revenues in 2009.

Our security monitors provide high-definition video, reliability and color reducibility, including SVM LCD monitors, SVM CRT monitors and other high-quality monitors. The SVM series are based on the latest 3D digital graphic design technology. The structure of the product adopts the single-oriented design which embodies the light, thin characteristics of both the LCD and CRT products. Our other monitor products include LCD multiple screen combination panel walls, LCD advertising players, built-in quadruple LCD/CRT monitors, IP monitor, and progressive scanning color digital monitors. We market our monitors in three models, Standard, High-end, Luxury and Wireless. The specifications of each monitor is provided below:

Standard Model:

•	LCD touch screen: 4 in/5 in/5.6 in
•	Compliant to telecom SP specifications
•	Support VoIP

High-end Model:

•	LCD tough screen: 10.4 in
•	Build-in CMOS color camera

Luxury Model:
•	ABS material shell
•	Build-in custom UI skins

Wireless Model:

•	Rechargeable lithium battery with one hour usage time
•	Build-in WiFi or 3G services
•	External microphone, compliant with home phones or as a standalone 3G terminal

Installation

We design software for our customers’ safety and surveillance systems in accordance with our customers’ specifications. We generally test the software on our own computer system before integrating it into our customers’ computer system. We then assign technicians from our project service department to the site of each project, to assist in the integration of our safety and surveillance system with our customers’ computer systems. Upon integration, our technical department will test and examine the system to ensure the proper functioning of the installed safety and surveillance system. Each project group is usually comprised of 4-6 members who are in charge of the technical components of, and manage the progress of, each project. We use subcontractors for non-technical, labor intensive work.

The major products used in our installation projects include intercom monitors, data servers, network connectivity, computer accessories, decoders, video capture cards, recorders and computer cases. Approximately 80% of the equipment that we use in our installation projects are produced by us, and we rely on products manufactured by other companies for the balance of these projects.

Supplier Relationships

We use manufactured electronic components in our products. The main components of our products include monitors, frames, cases, decoders and lenses.

Shenzhen is one of the largest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable and we are able to purchase these raw materials at reasonable prices. We have entered into written contracts with several major suppliers and vendors.

The following is a list of our suppliers of hardware for certain of our products:

Supplier	Primary Items Supplied
Shenzhen Huitong Technology Co. Ltd.	Integrated Circuits
Shenzhen Olishi Machinery Co. Ltd.	Integrated Circuits
Shenzhen Aopulesi Electronics Co. Ltd.	Integrated Circuits
Shenzhen Jieyibotong Trading Co. Ltd.	Integrated Circuits
Shenzhen Xinshengdai Technology, Ltd.	Integrated Circuits
Shenzhen Aosaier Precision Product Co. Ltd.	Mold
Shenzhen Huangjinyan Industrial Co. Ltd.	OEM Product
Shenzhen Dakai Industrial Co. Ltd.	Monitor
Shenzhen Weierjian Technology Co. Ltd.	Integrated Circuits
Shenzhen Yongjia Electronics Co. Ltd.	Integrated Circuits

We develop most of our own software, including drivers, embedded software, and application software. We utilize the open-source real-time Linux OS for our home monitor endpoints, and use Linux and Apache/Tomcat for our central server architecture. The monitor and server software are all open-source products which we can use free of licensing fees.

Our main software suppliers are: Hangzhou Rundao Communication Technology Ltd. and Shenzhen Huangjinyan Industry Co. Ltd.

Our Customers and Marketing Efforts

Our customers are primarily urban and suburban residential communities and real estate development companies. Our customers include: Shenzhen Youka Technology, Ltd., Shenzhen Jielingchang Technology, Ltd., Zhongshan Dahua Intelligence Technology stock Co., Ltd., Yangzhou Jinghua Cheng Zhongcheng live purchase Ltd. and Hangzhou Hanjing Technology Ltd.

Because a large percentage of our revenues derive from the installation of residential digital safety and video surveillance systems, which are generally non-recurring, we do not rely on one single or a small group of customers. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We market and promote our products through: participating in various industrial shows to display our products; advertising in industrial magazines and periodicals to introduce and promote our products; utilizing internet forums such as the public safety network and Chinese Security Association network, to promote our products; and relying on word-of-mouth marketing and referrals from current customers.

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

We have sales offices at the following locations in coastal and central China:

Office	Location
Shenzhen	Shenzhen, Guangdong Province
Beijing	Beijing
Henan	Zhengzhou, Henan Province
Shandong	Qingdao, Shandong Province
Anhui	Hefei, Anhui Province
Zhejiang	Hangzhou, Zhejiang Province
Jiangsu	Nanjing, Jiangsu Province
Hubei	Wuhan, Hubei Province
Fujian	Xiamen, Fujian Province

Competition

There are many companies in China engaged in the business of manufacturing safety and surveillance products and designing and installing safety and surveillance systems. However, the safety and surveillance industry in China is still nascent and no company has yet attained the dominating position. In addition, it is difficult in the safety and surveillance industry for very large companies to reap benefits from their size, because most safety and surveillance projects require products to be specially tailored to meet individual customer requirements.

In the safety and surveillance industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales service. Our primary competition comes from Shenzhen Shidean Technology Industries Co., Ltd., Guangzhou Anjubao Technology Co., Ltd. and Fujian Aurine Technology Co., Ltd. Additional competition comes from large international companies such as Honeywell. Some of our international competitors are larger than we are and possess greater name recognition, assets, personnel, sales, and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in China that are as developed as ours.

We believe that the quality of our product and service offerings, our relatively low labor costs, and our broad sales network enable us to compete favorably in the market for the residential digital safety and video surveillance products and services that we offer in China. We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the travel market in China and distinguish us from our competitors:

  Innovative Products and Services: Our strong research and development team allows the company to rapidly react to the changing market situation, quickly adapt to the latest technical development, and develop new features which enables the company to capitalize on the latest consumer trends. We believe that the technology used in our digital products are well-ahead of technology used in products offered by our competitors by approximately 12 months, based on the timing of the offering of such products in the marketplace. This lead time helps us to offer the most advanced products to our clients, while charging a premium rate compared to our competitors. In addition, we believe that, as a result of our technical capabilities, businesses in the vertical digital intercom industry (i.e. chip suppliers, network service providers, content providers) are willing to cooperate and partner with us in developing advanced service solutions that carry higher profit margins.

  Full Series of Digital Products: The breadth of our products allows us to cover a varying degree of customer needs, ranging from the low to high end of the digital market. For example, our low-end digital safety and video surveillance products now match the price of, and are of superior quality to, high-end analog products in the marketplace. This allows us to sell our luxury products at a premium while carving out a space in the market for higher priced analog products.

  Industry Leading Marketing and Sales Team: Our strong marketing/sales organization brings us quality clients. In many cases, we choose to work with clients who offer the most attractive pricing and payment terms. We also have the ability to rapidly expand our sales coverage once additional funding becomes available to support additional projects.

  Broad Service Network: We provide residential digital safety and video surveillance solutions, not just products. A broad service network allows us to provide superior after-sale services and charge for non-standard services such as network upgrades. We typically provide 12 months of free service, after which service contracts bring in additional service revenue, turning the service team from a cost center to a profit center.

  Strict Quality and Process Management: We take pride in our ability to rapidly respond to customer demands and offer superior products and service. All these results are derived from our continual effort to streamline processes and our strong belief in employee professional development. No one in the company is irreplaceable, thus allowing us to mobilize quality people to better serve our customers. We believe that the quality of our products comes, in large part, from our ability to identify, analyze and solve problems, as well as preventing their reoccurrence.

Research and Development

Our research and development activities focus on developing new products and technologies. We currently have 35 employees dedicated to research and development. We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

We also maintain cooperative relationships with third party information technology development firms to develop and improve our technology.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2009, we held 8 patents and 3 trademarks, and had no patent or trademark applications pending. We require our employees to enter into agreements to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property. We regard our intellectual property as a factor contributing to our success. We rely on trademark and copyright law, trade secret protection, noncompetition and confidentiality agreements with our employees to protect our intellectual property rights.

Regulation

Because most of our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC governing the conduct of business. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

All surveillance products produced in China must satisfy testing by the China Public Security Bureau, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial agency. The products must pass the inspection process administered by the Testing Center for Quality of Security & Police Electronic Products, an agency of the PRC’s Ministry of Public Security, and the most authoritative quality assurance institution for security products in the PRC. All functions of the Company’s products passed the quality assurance inspection, including their data-reading, controlling, alarming, data communication, anti-tagging, reminding, and emergency response functions. We received the Quality Assurance Report issued by the Center on May 9, 2008 and also received the Security Technology Protection Product Manufacturing Permit from Guangdong province on July 23, 2008. We also hold a separate license from Guangdong province for the design, installation and repair of security protection systems.

The Administrative Measures on Software Products promulgated by the PRC Ministry of Information Industry, or MII, on October 27, 2000 regulate the development and sale of computer software or software embedded in information systems or equipment provided to users and computer software in conjunction with computer information systems integration or application services or other technical services in China. The measures prohibit the development, production, sale, export or import of software products that infringe third-party intellectual property rights, contain computer viruses, endanger the safety of computer systems, contain content prohibited by the PRC government or do not comply with applicable software standards of the PRC. All software products to be sold or operated in China must be tested by a testing organization authorized by the MII and approved by, and registered with, the MII or its provincial-level counterparts. The registration is valid for a five-year period and can be renewed. The measures also require software product manufacturers to have a business scope that includes computer software business (including software technology development or production of software products), have the conditions and technical strength for software production, and have a fixed production base and the procedures and capability to guarantee product quality. We are in compliance with the foregoing requirements.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress, the Chinese legislature, passed a new Enterprise Income Tax Law, or New EIT Law, which became effective on January 1, 2008. The New EIT Law applies a unified enterprise income tax, or EIT, rate at 25% to both FIEs and domestic invested enterprises. According to a grandfathering provision of the Notice on Transitional Preferential Policies of Enterprise Income Tax published by the State Council, enterprises that are subject to an EIT rate below 25% may continue to enjoy such lower rate which will be gradually transitioned to the new EIT rate within five years of the effective date of the New EIT Law, and enterprises that are currently entitled to exemptions from, or reductions in, applicable EIT for a fixed term may continue to enjoy such treatment until the fixed term expires.

Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and the Catalogue of High/New Tech Domains Strongly Supported by the State, or Catalogue (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation, set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the New EIT Law. Skyrise Technology is designated as High- and New-Technology Enterprise designation now and enjoys a reduced income tax rate. However, there can be no assurance that Skyrise Technology will continue to qualify as a High- and New-Technology Enterprise.

Dividend Distribution

The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

  The Wholly Foreign-owned Enterprise Law (1986), as amended in October 2000;

  Implementation Rules under the Wholly Foreign-owned Enterprise Law (1990), as amended in 2001;

  Company Law of the PRC (2005); and

  Enterprise Income Tax Law and its Implementation Rules (2007).

Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Under the New EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a FIE in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

Under the New EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Moreover, under the New EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC.

Environmental Matters

Our operations are not subject to any environmental regulations.

Employees

As of December 31, 2009, we employed a total of 131 employees. The following table sets forth the number of our employees by function.

Function	Number Of Employees
Sales and Marketing Department	45
Customer Service Department	10
IT and Technical Support Department	35
Financial Department	6
Administrative Office	5
Production	30
Total	131

Approximately 57% of our employees hold bachelor degrees, and most of these majored in computer science.

Our technical personnel are familiar with the safety and surveillance industry, thereby enabling us to develop proprietary and innovative technologies that respond to changing market. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to make monthly contributions to the plan for each employee at the rate of 23% of his or her average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Insurance

Insurance companies in China offer limited business insurance products. We carry insurance against such losses and risks and in such amounts as are customary in our business and in our geographic areas in China. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. In the event that our insurance is not deemed to cover a claim, we could face liability from the interruption of our business as summarized under Item 1A, “Risk Factors – Risks Related to Our Business – In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability” and “Risks Related to Our Industry – Our business and reputation as a provider of high quality residential digital products and services may be adversely affected by product defects or performance.”

ITEM 1A.    RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers and we are highly dependent on new business development.

Most of our revenues derive from the installation, service and maintenance of residential digital safety and video surveillance systems which are generally non-recurring. Our customers are primarily real estate developments and property management companies, small commercial entities and residential homes. We manufacture and install safety and security systems for these customers and generate revenues from the sale and service of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

Our products often are subject to government testing, inspection and approval.

We frequently supply products and services pursuant to agreements with general contractors. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

Our business could be adversely affected by reduced levels of cash, whether from operations or from borrowings.

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants in 2009 and expect to be in compliance with these covenants during fiscal 2010. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In response to the recent economic downturn, beginning in late 2007, we have begun to tighten the terms of our credit to customers and have shortened customer payment schedules in order to reduce our exposure to possible bad debt. In addition, have turned down some opportunities that we believed carried unfavorable payment terms. We believe that we will be able to collect current amounts due from our customers.

If our subcontractors fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by those subcontractors. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Mingchun Zhou; our Vice President of Marketing and Sales, Mr. Weibing Wang; and our Vice President of Research and Development, Mr. Yanchun Jiang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the whether deferred tax assets are realizable, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurance against such losses and risks and in such amounts as are customary in our business and in our geographic areas in China. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

  variations in profit margins attributable to product mix;

  changes in the general competitive and economic conditions;

  delays in, or uneven timing in the delivery of, customer orders; and

  the introduction of new products by us or our competitors.

Period to period comparisons of our results should not be relied on as indications of future performance.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits from the PRC central government and from Guangdong province, where we operate, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to protect the patents, trademarks and technological know-how that comprise our intellectual property. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

United Digital is a Hong Kong company, while our operating subsidiaries are PRC companies, and most of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable in Hong Kong or China.

United Digital is a Hong Kong company and our operating subsidiaries are PRC companies. Most of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or such persons or to enforce against it or these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

RISKS RELATED TO OUR INDUSTRY

Our success relies on our management’s ability to understand the residential digital safety and surveillance industry.

We target the rapidly evolving residential market for our digital safety and surveillance products and services. As such, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industry and changes in our customers’ requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The residential digital safety and surveillance products and services industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the residential digital safety and surveillance industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

  enhance our existing products and services;

  anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

We may not be able to maintain or improve our competitive position in the residential digital safety and surveillance industry, and we expect this competition to continue to intensify.

China’s residential digital safety and surveillance industry is nascent and rapidly evolving. Our primary competition comes from domestic companies such as Shenzhen Shidean Technology Industries Co., Ltd., Guangzhou Anjubao Technology Co., Ltd. and Fujian Aurine Technology Co., Ltd. Additional competition comes from large international companies such as Honeywell. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our business and reputation as a provider of high quality residential digital products and services may be adversely affected by product defects or performance.

We believe that we offer high quality products that are reliable and competitively priced. If our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. In addition, product defects could result in substantial product liability. We do not have product liability insurance. If we face significant liability claims, our business, financial condition, and results of operations would be adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Skyrise Technology constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by the Ministry of Commerce, MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of our issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of Skyrise Technology, pursuant to which Mr. Zhou was granted an option, exercisable during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof, to purchase all shares of our common stock currently owned or later acquired by Mr. Lai. After Mr. Zhou exercises this option, he will be our controlling stockholder. His acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Mr. Zhou will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Notice 106.

The PRC regulatory authorities may take the view that the Acquisition and the Share Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, Mr. Zhou will become a majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.        PROPERTIES.

Our principal executive offices and base of operations are located in Shenzhen, China. We currently lease approximately 1,890 square meters of space from Shenzhen Shunping Industrial Co., Ltd, which lease expires on June 14, 2011. Under the lease agreement, we pay an aggregate monthly rent of RMB35 per square meter, or RMB66,150 (approximately $9,730) per month. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

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

ITEM 4.        [REMOVED AND RESERVED].

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CSKD” on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority, but has not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number of our common stock is 37427P101.

The prices below prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
First Quarter	3.50	0.50
Second Quarter	1.00	1.00
Third Quarter	2.38	1.00
Fourth Quarter	2.35	0.63

Year Ended December 31, 2008
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	3.95	3.50

_______________________
(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 15, 2010, there were approximately 21,110,550 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6.        SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

2009 Financial Performance Highlights

Commencing in the second half of fiscal year 2008 and through the 2009 fiscal year, we have faced a slowdown in China’s real estate market. We have taken various steps to acquire new customers and retain existing customers, including offering lower deal pricing for our products and services. However, our efforts to continue providing excellent products and services to our existing customers at reduced prices during the market decline, as well as our extensive sales and marketing efforts during the period, has resulted in higher costs of sales in connection with such products and services.

The following are some financial highlights for the 2009 fiscal year:

  Net Sales: Net sales increased $2.72 million, or 65.58%, to $6.86 million for the fiscal year ended December 31, 2009 from $4.14 million last year, primarily as a result of increased sales volume.

  Gross Margin: Gross margin was 31.47% for the fiscal year ended December 31, 2009, as compared to 55.95% last year.

  Net Income: Net income decreased $0.18 million, or 14.35%, to $1.05 million for the fiscal year ended December 31, 2009, from $1.23 million last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.0541 for the fiscal year ended December 31, 2009, as compared to $0.0723 last year.

Total company backlog as of December 31, 2009 was $ 2.2 million.

Although the series of measures adopted by the Chinese government to promote economic growth (described more fully below) have achieved some results, it is currently unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. Furthermore, deteriorating economic conditions, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences on our business operations. For the foreseeable future, we expect a continuation of weak demand and volatility in the market for our products and services, and significantly adverse impacts on our gross margin due to a decrease in sales. However, due to the quality of our products, we believe that we will be able to keep quality customers and negotiate new contracts with customers in the coming months. Moreover, we anticipate that the ongoing conversion from analog to digital in the PRC residential safety and video surveillance market will provide a significant boost to our revenues in 2010 and through the next few years.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has been affected by the global economic slowdown and is experiencing a slowing of its growth rate.

  PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit. An executive order has been announced that the PRC Central Government will improve the living standard in the country’s rural areas by subsidizing the purchase of any electric household appliance for every household in the rural area. In addition, the policy indicates a strong determination to improve telecommunication in all rural areas. We expect to indirectly benefit from the economic stimulus plan through an increase in orders from our customers who are real estate development companies.

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

United Digital was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as United Digital HK has no taxable income.

China

Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The New EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the New EIT Law gives the FIEs established before March 16, 2007, the Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law, are allowed to continue enjoying their preference until these preferential treatment periods expire.

Under the old EIT law, Skyrise Technology and Skyrise Digital were entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” Skyrise Technology and Skyrise Digital are entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2007. Therefore, these companies incurred no income tax expenses during fiscal years 2008 and 2009. We expect to pay a reduced tax rate of 11% during fiscal years 2010 and 2011, and will be required to pay the full tax rate of 25% commencing in fiscal year 2012, unless Skyrise Technology qualifies for reduced tax treatment as a High- and New-Technology Enterprise. Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. Skyrise Technology is designated as High- and New-Technology Enterprise designation now and enjoys a reduced income tax rate. However, there can be no assurance that Skyrise Technology will continue to qualify as a High- and New-Technology Enterprise.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$6,856,198			$4,140,682

Cost of sales	4,698,295	68.53%		1,824,164	44.05%

Gross profit	2,157,903	31.47%		2,316,519	55.9%

Operating expenses
Selling & Marketing expenses	(532,492)	(7.77%	)	(546,846)	(13.21%	)
General and administrative expenses	(792,001)	(11.55%	)	(778,515)	(18.80%	)

Total operating expenses	(1,324,493)	(19.32%	)	(1,325,361)	(32.01%	)

Income from operations	833,410	12.16%		991,158	23.94%
Interest expense	(22,638)	(0.33%	)	(39,511)	(0.95%	)
Other income	246,620	3.60%		278,227	6.72%

Income before income taxes	1,057,392	15.42%		1,229,874	29.70%

Income taxes	(4,301)	(0.06%	)	(312)	-

Net income	$1 ,053,091	15.36%		$1,229,562	29.69%

Net Sales. Our sales revenue increased to $6,856,198 in the fiscal year ended December 31, 2009 from $4,140,682 last year, representing a 66% increase year-over-year. This increase was mainly due to our sales and marketing efforts to acquire new customers and sustain existing customers.

Cost of Sales. Our cost of sales increased $2,874,131, or 158%, to $4,698,295 in the fiscal year ended December 31, 2009 from $1,824,164 in 2008. The cost of goods sold per sales ratio changed from 44.05% to 68.53%, mainly due to the decrease in general deal pricing commenced in early 2009 due to the economic slowdown.

Gross Profit and Gross Margin. Our gross profit decreased $158,616, or 6.85%, to $2,157,903 in the fiscal year ended December 31, 2009 from $2,316,519 in 2008. Gross profit as a percentage of net revenue was 31.74% and 55.95% for the fiscal years ended December 31, 2009 and 2008, respectively. The increase in the gross margin was primarily due to the decrease in general deal pricing commenced in early 2009 due to the economic slow down.

Selling and Marketing Expenses. Our selling and marketing expenses were $532,492, remaining almost flat in the fiscal year ended December 31, 2009 from $546,846 in 2008.

Administrative Expenses. Our administrative expenses were $792,001, remaining almost flat in the fiscal year ended December 31, 2009 from $778,515 in 2008.

Interest Expense. Interest expense decreased $16,873, or 42.7%, to $22,638 in the fiscal year ended December 31, 2009 from $39,511 in 2008, primarily due to reduced short term debt in 2009.

Other Income. Other income was $246,620 in the fiscal year ended December 31, 2009, remaining almost flat from $278,227 in 2008.

Income Before Income Taxes. Our income before income taxes decreased by $172,482, or 14.02%, to $1,057,392 in the fiscal year ended December 31, 2009 from $1,229,874 last year. The reason for such a decrease was mainly due to the increased cost of sales thus reduced gross margin.

Income Taxes. Our income tax increase to $4,301 in the fiscal year ended December 31, 2009 from $312 last year. The reason for such an increase was mainly due to the fact that in 2008, the company enjoyed 0 income tax rate for High-tech company, while in 2009 the company only enjoyed reduce income tax rate.

Net Income. In the fiscal year ended December 31, 2009, we generated a net income of $1,053,091, a decrease of $176,471, or 14.35%, from $1,229,562 in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $409,718, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$(334,045)	$(1,052,298)
Net cash provided by (used in) investing activities	(269,549)	(279,224)
Net cash provided by (used in) financing activities	500,218	2 ,099,005
Effects of Exchange Rate Change in Cash	4,822	(259,211)
Net Increase in Cash and Cash Equivalents	(98,554)	508,272
Cash and Cash Equivalent at Beginning of the Year	508,272	-
Cash and Cash Equivalent at End of the Year	$409,718	$508,272

Operating activities

Net used in operating activities was $334,045 for the year ended December 31, 2009, as compared to 1,052,298 net cash used in operating activities for 2008. The decrease in net cash used in operating activities was mainly due to shorter payment periods offered to customers and increased collection efforts.

Investing activities

Net cash used in investing activities for the year ended December 31, 2009 was $269,549, as compared to 279,224 net cash used in investing activities in 2008. The decrease in net cash used in investing was mainly attributable to a decrease in purchases of intangible assets to conserve costs during the 2009 period.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2009 was $500,218, as compared to 2,099,005 net cash provided by financing activities in 2008. The decrease in net cash provided by financing activities was mainly due to increased payment in interest and the repayment of a loan during the 2009 period.

As of December 31, 2009, the amount, maturity date and term of each of our bank loans were as follows:

Bank	Amount	Maturity Date	Duration
PingAn Bank, Shenzhen	RMB3,000,000 (approximately $440,100)	November 10, 2010	12 months
Total	RMB3,000,000 (approximately $440,100)

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

We have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, we entered into a repayment agreement with Mr. Zhou, pursuant to which we acknowledged and memorialized our obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but we are obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. We intend to repay this loan within the year.

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

Basic of consolidation and presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in consolidation. For accounting purposes, the combination of the company and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction. CSD, UDH, SST and SSD are hereafter referred to as (“the Company”).

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

Revenue recognition
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

Shipping and handing
Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses and general and administrative expenses totaled $16,854 and $15,158 for the years ended December 31, 2009 and December 31, 2008, respectively.

Advertising
Advertising costs are included in selling and marketing expenses which totaled $20,525 and $11,382 for the years ended December 31, 2009 and December 31, 2008, respectively.

Research and development costs
Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $418,177 and $383,952 for the years ended December 31, 2009 and December 31, 2008, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

Government grant
Government grants represent local authority grants to the company for software development. Grants are recognized when the local authority approve the grant.

Foreign currency translation and other comprehensive income
The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSDT, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively. For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders equity amounted to $33,338 and $32,682 as of December 31, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 and December 31, 2008 were translated at RMB 6.82 to $1.00. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2009 and December 31, 2008 were RMB 6.82 to $1.00 and RMB6.97 to $1.00, respectively.

Property, plant and equipment
Property, plant and equipment is stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Depreciation expense was $65,896 and $64,012 for the years ended December 31, 2009 and December 31, 2008 respectively. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property, plant and equipment. The Company reviews its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

Long-lived assets
The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2009 and December 31, 2008, the Company determined no impairment charges were necessary.

Capitalized internal-use software
The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software”. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Intangible assets
The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years. Amortization expense was $32,310 and $23,326 for the years ended December 31, 2009 and December 31, 2008, respectively.

Goodwill
Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the sale, installation and development of digital home security networks, peripherals and software and SSD is engaged in the sale, installation and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. Management tested goodwill for impairment at December 31, 2009 and determine that there was no impairment of goodwill.

Inventory
Inventory consists primarily of raw materials, components, finished goods and low value consumable goods. Raw materials, components and low value consumable cost are stated at cost. Cost comprises direct materials and, where applicable direct labor costs and those overheads that have been incurred in bringing the inventory to their present location and condition. Finished goods are stated at the lower of cost (determined on weighted average method) or net realizable value. Management tested goodwill for impairment loss at December 31, 2009 and determined that there was no impairment of goodwill. The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products. When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the years ended December 31, 2009 and December 31, 2008 are $nil. Bad debts written off for years ended December 31, 2009 and December 31, 2008 are $nil.

Fair value of financial instruments
The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or December 31, 2008, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2009 or December 31, 2008.

Stock-based compensation
The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

Retirement benefit costs
PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution

Income taxes
The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and December 31, 2008.

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

Product warranties
Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the years ended December 31, 2009 and December 31, 2008. The product warranty reserve was $nil at December 31, 2009 and December 31, 2008.

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

	2009	2008
	$	$
Cash and bank balances	409,718	508,272

Concentration of credit risk
The Company’s operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on December 31, 2009 and December 31, 2008 amounted to $409,718 and $508,272, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 8 major customers whose revenue individually represented of the Company’s total revenue as follows:

	2009	2008
Customer A	31.93%	-
Customer B	10.98%	-
Customer C	6.58%	-
Customer D	5.16%	8.75%
Customer E	4.22%	-
Customer F	2.51%	8.53%
Customer G	3.59%	8.46%
Customer H	3.4%	6.84%
Customer I	-	6.30%
	68.17%	38.88%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2009	2008
Customer A	13.35%	9.39%
Customer B	9.90%	8.93%
Customer C	9.13%	7.94%
Customer D	9.11%	-
Customer E	8.76%	6.89%
Customer F	-	11.57%
	50.25%	44.72%

Recent Accounting Pronouncements
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” . This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Mingchun Zhou	39	Chairman, Chief Executive Officer and President
Weibing Wang	40	Director and Vice President of Marketing and Sales
Shenrong Dong	33	Director
Dongmei Wu	30	Chief Financial Officer, Treasurer and Secretary

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Total ($)
Mingchun Zhou, CEO and President (1)	2009	22,941	22,941
	2008	13,426	13,426
Hai Yan Huang, former CEO and President(2)	2009	0	0
	2008	0	0
Steven Goertz, former CEO and President(3)	2009	0	0
	2008	0	0

(1)

On September 25, 2009, we acquired United Digital in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Mingchun Zhou became our Chief Executive Officer, President and Chairman. Prior to the effective date of the reverse acquisition, Mr. Zhou served as President of United Digital’s subsidiaries Skyrise Technology and Skyrise Digital. The annual, long term and other compensation shown in this table include the amount Mr. Zhou received from such subsidiaries prior to the consummation of the reverse acquisition.

(2)	Ms. Hai Yan Huang resigned from all offices she held with us and from her position as our director upon the closing of the reverse acquisition of United Digital on September 25, 2009.

(3)	Mr. Steven Goertz served as our President and sole director from our formation on June 5, 2006 until his resignation and appointment of Ms. Huang on September 10, 2008.

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of United Digital, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders. In addition, each employee is required to enter into an employment agreement. Accordingly, all our employees, including Mr. Mingchun Zhou, our CEO, Mr. Weibing Wang, our Vice President of Sales and Marketing, Mr. Shenrong Dong, our Director, and Dongmei Wu, our CFO, have executed our employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mingchun Zhou’s employment agreement provides for an annual salary of RMB156,000 (approximately $23,000), Mr. Wang and Mr. Dong’s employment agreements each provide for an annual salary of RMB96,000 (approximately $14,000) and Ms. Wu’s employment agreement provides for an annual salary of RMB54,000 (approximately $8,000). Ms. Wu’s employment agreement is set for expiration or renewal in June of 2010 and Messrs. Zhou, Wang and Dong’s employment agreements are all subject to expiration or renewal in May of 2010.

We have also entered into an employment agreement with our Vice President of Research and Development, Mr. Yanchun Jiang, pursuant to which provides for an annual salary of RMB120,000 (approximately $18,000) for his services as head of our Research and Development department. Mr. Jiang’s employment agreement is set for expiration or renewal in June of 2010.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2009, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4/F, M-3rd Building, Hi-tech Industrial Park, Nanshan District, Shenzhen 518070, People’s Republic of China.

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

(2)

A total of 21,110,550 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On September 25, 2009, we entered into a side letter with the shareholders of United Digital, Asia Regal Holdings Limited, or Asia Regal, and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal under the reverse acquisition of United Digital, and we agreed to issue and deliver to the service providers an aggregate of 4,105,750 shares of our common stock, as consideration for certain services provided for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition transaction.

  We have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans was unsecured, interest free and had no fixed repayment term. On July 10, 2009, we entered into a repayment agreement with Mr. Zhou, pursuant to which the we acknowledged and memorialized our obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but we are obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. We intend to repay this loan within the year.

  On December 10, 2007, our subsidiary Skyrise Technology entered into a financial advisory agreement, or the Financial Advisory Agreement, with Asia Junwei Finance Capital Group, Co., Ltd., or Asia Junwei. The Financial Advisory Agreement was supplemented on December 18, 2007. Under the Financial Advisory Agreement, as amended, Asia Junwei agreed to provide Skyrise Technology with financial advisory and consulting services in assisting Skyrise Technology with, among other things, establishing a corporate governance structure and operating mechanism and reorganizing as a U.S. public company. Pursuant to the Financial Advisory Agreement, Asia Junwei will serve as the sole financial advisor to Skyrise Technology for a period of 5 years. Asia Junwei agreed to pay all expenses of Skyrise Technology’s reorganization as a U.S. public company, totaling $900,000. In consideration for these services, Asia Junwei is entitled to $950,000 which will be paid after raising more than $5,000,000 for Skyrise Technology. Asia Junwei is an affiliate of Flourishing Wisdom Holdings Limited, which was a 54.05% stockholder of the Company before the closing of the reverse acquisition of United Digital and a 11.84% stockholder as of the date of this report.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit Fees	$33,500	$588
Audit-Related Fees	$132	$3,059
Tax Fees	$492	$588
All Other Fees	$4,104	$388
TOTAL	$38,228	$4,623

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

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

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2009.

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

Date: March 31, 2010

CHINA SKYRISE DIGITAL SERVICE INC.

By:	/s/ Mingchun Zhou
Mingchun Zhou
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingchun Zhou	Director, Chief Executive Officer and President	March 31, 2010
Mingchun Zhou	(Principal Executive Officer)

/s/ Dongmei Wu	Chief Financial Officer	March 31, 2010
Dongmei Wu	(Principal Financial and Accounting Officer)

/s/ Weibing Wang	Director and Vice President of Marketing and Sales	March 31, 2010
Weibing Wang

/s/ Shenrong Dong	Director	March 31, 2010
Shenrong Dong

CHINA SKYRISE DIGITAL SERVICE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2009 AND 2008

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

To the Board of Directors and Shareholders of
China Skyrise Digital Service, Inc. and subsidiaries
Shenzhen, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Skyrise Digital Service, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the consolidated statements of income and comprehensive income, stockholders’ equity  and cash flows for each of the years in the two year period ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
March 24, 2010
Salt Lake City, Utah

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$409,718	$508,272
Accounts receivable, net of allowance for doubtful accounts	3,089,672	2,049,356
Inventory	1,373,733	1,336,615
Deposit and prepaid expense	558,068	313,978
Other receivables	536,013	727,612
Tax recoverable	-	31,132
Total current assets	5,967,204	4,966,965
Property, plant and equipment, net of accumulated depreciation	340,616	188,867
Other assets
Intangible assets, net of accumulated amortization	122,650	103,115
Goodwill	193,754	193,754
Total other assets	316,404	296,869
TOTAL ASSETS	$6,624,224	$5,452,701

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT
LIABILITIES
Current Liabilities
Accounts payable	$1,005,679	$720,400
Unearned Revenue	81,009	58,692
Other payables and accrued expenses	541,767	1,309,071
Short term debt	440,100	623,475
Tax payable	73,160	-
	2,141,715	2,711,638

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock: 0.001 par value
Authorized: 75,000,000 common shares
Issued and outstanding: 21,110,550(2008: 12,378,800) common shares	21,111	12,380
Additional paid-in capital	2,207,072	1,528,104
Statutory reserves	2,791	2,791
Retained earnings	2,218,197	1,165,106
Accumulated other comprehensive income	33,338	32,682
Total shareholders’ equity	4,482,509	2,741,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,624,224	$5,452,701

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
Revenues	$6,856,198	$4,140,682

Cost of goods sold	4,698,295	1,824,163

Gross profit	2,157,903	2,316,519

Selling and marketing expenses	(532,492)	(546,846)
General and administrative expenses	(792,001)	(778,515)
Net income from operations	833,410	991,158
Other Income (Expense)
Other income	3,672	76,665
Government grant	242,948	201,562
Interest expense	(22,638)	(39,511)
Total Other Income (Expense)	223,982	238,716

Income before provision for income
taxes	$1,057,392	$1,229,874

Provision for income taxes	(4,301)	(312)
Net income	1,053,091	1,229,562

Other comprehensive income	656	32,682
Foreign currency translation gain
Comprehensive income	$1,053,747	1,262,244

Earnings Per Share
Basic	$0.0541	$0.0723
Diluted	$0.0541	$0.0723
Weighted Average Number of Shares Outstanding
Basic	$19,448,304	$17,004,800
Diluted	$19,448,304	$17,004,800

See accompanying notes to consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock
						Accumulated
			Additional			other
			paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserve	earnings	income	Total
Balance at January 1, 2008	12,379,800	$12,380	$25,000	$-	$(64,456)	$-	$(27,076)
Acquisition of subsidiaries	-	-	-	2,791	-	-	2,791
Debt contribution to capital	-	-	30,365	-	-	-	30,365
Capital contribution from UDH shareholders	-	-	1,472,739		-	-	1,472,739
Foreign currency translation gain		-	-	-		32,682	32,682
Net income for the year	-	-	-	-	1,229,562	-	1,229,562
Balance at December 31, 2008	12,379,800	12,380	1,528,104	2,791	1,165,106	32,682	2,741,063
Common stock issued for service	4,105,750	4,106	36,952	-	-	-	42.058
Recapitalization – reverse merger Acquisition of getpokerrakeback.com	4,625,000	4,625	(4,625)	-	-	-
Capital contribution - director	-	-	59,841	-		-	59,841
Capital contribution from UDH shareholders	-	-	586,800	-	-	-	586,800
Foreign currency translation gain	-	-	-	-	-	656	656
Net income for the year	-	-	-	-	1,053,091	-	1,053,091
Balance at December 31, 2008	21,110,550	21,111	2,207,072	2,791	2,218,197	33,338	4,482,509

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND
DECEMBER 31, 2008

	2009	2008
Cash flows from operating activities:
Net income for the period	$1,053,091	$1,229,562
Adjustments to reconcile net loss to net cash from operations:
Depreciation	65,896	64,012
Amortization of intangible assets	32,310	23,326
Changes in operating assets and liabilities:
increase in inventory	(74,070)	(1,336,615)
increase in deposits and prepaid expenses	(207,138)	(313,978)
Increase in accounts receivable	(1,040,316)	(2,049,356)
Decrease (increase) in other receivable	191,599	(727,612)
Increase in tax payable	73,160	-
Decrease (increase) in tax recoverable	31,132	(31,132)
Increase in accounts payable	285,279	720,400
Increase in unearned revenue	22,317	58,692
Increase in other payable and accruals	(767,305)	1,310,403
Net cash generated from (provided by) operating activities	(334,045)	(1,052,298)
Cash flows from investing activities
Purchases of property, plant and equipment	(217,685)	(254,011)
Purchases of goodwill	-	(193,754)
Net payment from acquisition of subsidiary	-	295,395
Purchases of intangible assets	(51,864)	(126,854)
Net cash provided by investing activities	(269,549)	(279,224)
Cash flows from financing activities
Proceeds from short term debt	440,100	1,114,920
Repayment of short term debt	(623,475)	(491,445)
Statutory reserve	-	2 ,791
Capital contributed by stockholders	683,593	1,472,739
Net cash (provided by) generated from financing activities	500,218	2 ,099,005
Effects of exchange rate changes on cash	4,822	(259,211)
(Decrease) increase in cash and cash equivalents	(98,554)	508,272
Cash and cash equivalents, beginning of period	508,272	-
Cash and cash equivalents, end of period	$409,718	$508,272
Supplementary disclosures of cash flow information:
Cash paid for interest	$22,638	$39,511
Cash paid for income taxes	$4,301	$312
Non cash transaction: debt contribution to capital	$-	$30,365
Common stock issued for services	$4,106	$-

CHINA SKYRISE DIGITAL SERVICE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2009, the Company completed a reverse acquisition transaction through a share exchange with United Digital Home H.K. Group Company Limited (“UDH”) whereby the Company acquired 100% of the issued and outstanding capital stock of UDH, in exchange for 12,379,800 shares of the Company’s common stock, which shares constituted 72.8% of the Company’s issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of UDH, the Company now owns all of the issued and outstanding capital stock of UDH, which in turn owns Shenzhen Skyrise Technology Co., Ltd (“SST”) and Shenzhen Skyrise Digital Electronics Co., Ltd. (“SSD”). For accounting purposes, the share exchange transaction with UDH was treated as a reverse acquisition and recapitalization of CSD, with UDH as the acquirer and China Skyrise Digital Service Inc. as the acquired party. Upon completion of the exchange, UDH, SST and SSD became wholly owned subsidiaries of CSD.

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

As a result of the reverse acquisition of UDH, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the sale, installation and development of computing network, intelligence system, digital home security networks, peripherals and software. On September 25, 2009, the Company changed its name to China Skyrise Digital Service Inc. to more accurately reflect its new business operations.

CSD, UDH, SST and SSD are hereafter referred to as (“ the Company”).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       2.1    FISCAL YEAR

On September 25, 2009, The Company changed its fiscal year end from August 31 to December 31.

       2.2    REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Registered capital	Paid - in capital	Date of incorporation	Percentage of interest	Principal activity

United Digital Home H.K. Group Company Limited	Hong Kong	HK$10,000	HK$10,000	December 11, 2007	100% (2008: 100%)directly	Investment holding

Shenzhen Skyrise Technology Co ., Limited	People's Republic of China	RMB8,000,000	RMB8,000,000	May 27, 2003	100% (2008: 100%)directly	Digital home security system

Shenzhen Skyrise Digital Electronic Co ., Limited	People's Republic of China	RMB2,000,0000 (2008: RMB1,000,000)	RMB2,000,000 (2008: RMB200,000)	April 23, 2008	100% (2008: 100%)directly	Computing network and intelligence system

       2.3    BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in consolidation.

For accounting purposes, the combination of the company and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

CSD, UDH, SST and SSD are hereafter referred to as (“the Company”).

       2.4    USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

       2.5    ECONOMIC AND POLITICAL RISK

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

       2.6    REVENUE RECOGNITION

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

       2.7    COST OF GOODS SOLD

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

       2.8    SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $16,854 and $15,158 for the years ended December 31, 2009 and December 31, 2008, respectively.

       2.9    ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $20,525 and $11,382 for the years ended December 31, 2009 and December 31, 2008, respectively.

       2.10   RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $418,177 and $383,952 for the years ended December 31, 2009 and December 31, 2008, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

       2.11   GOVERNMENT GRANT

Government grants represent local authority grants to the company for software development. Grants are recognized when the local authority approve the grant.

       2.12   FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSDT, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively.

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders equity amounted to $33,338 and $32,682 as of December 31, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 and December 31, 2008 were translated at RMB 6.82 to $1.00. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2009 and December 31, 2008 were RMB 6.82 to $1.00 and RMB6.97 to $1.00, respectively.

       2.13   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

	2009	2008
	$	$

Furniture, fixtures and office equipment	207,128	203,000
Plant and machinery	226,273	12,715
Motor vehicles	38,296	38,296
	471,697	254,011

Less: Accumulated depreciation	(131,081)	(65,144)
Net carrying amount	340,616	188,867

Depreciation expense was $65,896 and $64,012 for the years ended December 31, 2009 and December 31, 2008 respectively. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property, plant and equipment. The Company reviews its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

       2.14   LONG –LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2009 and December 31, 2008, the Company determined no impairment charges were necessary.

       2.15   CAPITALIZED INTERNAL USE SOFTWARE

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software”. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

       2.16   INTANGIBLE ASSETS

The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years.

	2009	2008
	$	$
Patent	7,058	2,276
Software system	171,660	124,578
	178,718	126,854
Less: Accumulated amortization	(56,068)	(23,739)
Net carrying amount	122,650	103,115

Amortization expense was $32,310 and $23,326 for the years ended December 31, 2009 and December 31, 2008, respectively.

       2.17   GOODWILL

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the sale, installation and development of digital home security networks, peripherals and software and SSD is engaged in the sale, installation and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. Management tested goodwill for impairment at December 31, 2009 and determine that there was no impairment of goodwill.

       2.18   INVENTORY

Inventory consists primarily of raw materials, components, finished goods and low value consumable goods. Raw materials, components and low value consumable cost are stated at cost. Cost comprises direct materials and, where applicable direct labor costs and those overheads that have been incurred in bringing the inventory to their present location and condition. Finished goods are stated at the lower of cost (determined on weighted average method) or net realizable value. Management tested goodwill for impairment loss at December 31,2009 and determined that there was no impairment of goodwill.

	2009	2008
	$	$
Raw materials	472,280	515,273
Consumable stores	126,647	126,647
Components	156,399	221,575
Finished goods-in-transits	166,336	120,992
Finished goods	452,071	352,128
	1,373,733	1,336,615

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products. When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

       2.19   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the years ended December 31, 2009 and December 31, 2008 are $nil. Bad debts written off for years ended December 31, 2009 and December 31, 2008 are $nil. Aging of accounts receivable of the company is as follows:

	2009	2008
	$	$

within 1 year	2,988,032	2,048,779
within 1- 2 years	101,063	147
over 2 years	577	430
	3,089,672	2,049,356

       2.20   DEPOSITS AND PREPAID EXPENSES

	2009	2008
	$	$

Trade deposits	508,660	288,331
Prepaid expenses	49,408	25,647
	558,068	313,978

Trade deposits are the payments of deposits to suppliers for procurement of goods.

       2.21   OTHER RECEIVABLES

	2009	2008
	$	$

Project tender and other deposits	69,924	82,260
Rental and utility deposits	14,288	5,883
Loan due from employees	211,721	-
Due from related party	-	1,380
Due from employees	213,848	389,350
Guarantee deposits	-	27,726
Samples loaned to customers	14,202	221,013
Temporary payments to third parties	12,030	-
	536,013	727,612

Project tender deposits are refundable on the completion of the entire tender process. Due from related party represents a loan from Mr. Mingchun Zhou, Chief Executive Officer of the Company. This loan, which was repaid on July 10, 2009, was unsecured, interest free and without fixed term of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company and will be reconciled by the Company on the completion of the business transactions. Samples loaned to customers are physical samples advanced to customers for exhibition and promotion purposes. Temporary payment to third parties are deposits represents temporary deposits paid by the Company to suppliers and service providers in anticipation of their delivery of products and services of the Company. Such deposits are unsecured, interest free and have no fixed repayment terms.

       2.22   TAX PAYABLE/(RECOVERABLE)

	2009	2008
	$	$

VAT	70,455	6,994
City maintenance and construction levies	879	391
Personal income tax	1,826	1,281
Enterprise income tax	-	(39,798)
Tax payable (recoverable)	73,160	(31,132)

       2.23   OTHER PAYABLES AND ACCRUED EXPENSES

	2009	2008
	$	$

Wages and professional fees accruals	16,962	58,763
Due to employees	14,421	-
Due to related party	447,554	284,158
Security deposits for samples loaned to customers	27,654	200,541
Sundries	13,171	5,823
Temporary receipts from third parties	22,005	759,786
	541,767	1,309,071

Wages and professional accruals are amounts due to employees and professional firms. Due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary receipts from third parties represent temporary deposits provided to the Company in anticipation of the Company’s delivery of products and services to third parties in the future. This is a usual and customary way to show a good faith intent to conduct business with the Company in the future. Such deposits are unsecured advances, interest free and without a fixed term of repayment.

       2.24   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or December 31, 2008, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2009 or December 31, 2008.

       2.25   STOCK COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

       2.26   RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution

       2.27   INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and December 31, 2008.

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

       2.28   PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the years ended December 31, 2009 and December 31, 2008. The product warranty reserve was $nil at December 31, 2009 and December 31, 2008.

       2.29   RELATED PARTIES

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

       2.30   CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash at bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

	2009	2008
	$	$

Cash and bank balances	409,718	508,272

       2.31   CONCENTRATIONS OF CREDIT RISK

The Company’s operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on December 31, 2009 and December 31, 2008 amounted to $409,718 and $508,272, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	2009	2008
Customer A	31.93%	-
Customer B	10.98%	-
Customer C	6.58%	-
Customer D	5.16%	8.75%
Customer E	4.22%	-
Customer F	2.51%	8.53%
Customer G	3.39%	8.46%
Customer H	3.40%	6.84%
Customer I	-	6.30%
	68.17%	38.88%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2009	2008
	$	$
Customer A	13.35%	9.39%
Customer B	9.90%	8.93%
Customer C	9.13%	7.94%
Customer D	9.11%	-
Customer E	8.76%	6.89%
Customer F	-	11.57%
	50.25%	44.72%

3.        WEIGHTED AVERAGE NUMBER OF SHARES

In September 2009, the Company entered into share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

4.        EARNING PER COMMON SHARES

The Company reports earnings per share in accordance with the provisions of ASC Topic 260 “Earning per Share” requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

For the years ended December 31, 2009 and December 31, 2008, basic and diluted earnings per share amount to $0.0553 and $0.0723, respectively.

5.        ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

6.        RECENT ACCOUNTING PRONOUNCEMENTS

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” . This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

7.        INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the years ended December 31, 2009 and December 31, 2008.

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

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the years ended December 31, 2009 and December 31, 2008:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income tax rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

Provision for income taxes is as follows:

	2009	2008
	$	$
Income tax
CSD	-	-
UDH	-	-
SST	-	-
SSE- China EIT	4,301	312
Deferred tax	-	-
	4,301	312

8.        SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	2009	2$008
	$
Short term debt Loan from Ping An Bank, Shenzhen
Interest rate 5.5755% (2008: 7.47%) per annum	440,100	623,475

9.        COMMON STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 25, 2009, the Company issued 12,379,800 shares of common stock to the shareholders of UDH. The total consideration for the 12,379,800 shares was 10,000 shares of UDH, which is all the issued and outstanding capital stock of UDH.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals for services to be rendered to the company in connection with the reverse acquisition of UDH. These services per agreement with the company are to be provided over a 5 years period and were valued at $41,057 or $0.01 per share. Stock based complementation expense will be recognized prorate over the life of the agreement.

As of December 31, 2009, and December 31, 2008, the Company has outstanding 21,110,550 and 12,379,800 issued common shares with a par value of $0.001 per share respectively.

10.       STOCK OPTIONS

The Company has not granted any stock options and has not recorded any stock-based compensation as of December 31, 2009. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of our issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of SST, pursuant to which Mr. Zhou was granted an option to purchase all shares of our common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

11.       STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $8,212 for the year ended December 31, 2009. As of December 31, 2009, the deferred compensation balance was $32,846 and amortized over four years beginning on 1 January 2010.

12.       COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2009 and December 31, 2008, total lease expenses, were $155,869 and $123,985 respectively. The future minimum lease payments at December 31, 2009, are as follows:

$

Year ended December 31,2010	124,666
Year ended December 31,2011	58,225
Thereafter	-
182,891

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of December 31, 2009 and December 31, 2008 the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidate balance sheets, consolidated statements of income and other comprehensive income or cash flows.

13.       PRODUCT LINE INFORMATION

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

	2009	2008
	$	$
Local sales
- Software	1,681,906	1,809,409
- Hardware	5,022,111	2,331,273
Export sales
- Hardware	152,181	-
	6,856,198	4,140,682

14.       RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2009 and 2008, there was cash and non-cash compensation of $47,260 and $nil awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou	During the year ended December 31, 2008, the company acquired the whole interest in SST from Mingchun Zhou for $575,000.

Mr. Mingchun Zhou

Included in other receivable, due from Mr. Mingchun Zhou are $nil and $1,380 as of December 31, 2009 and December 31, 2008, respectively. This loan, which was repaid on July 10, 2009, was unsecured, interest free and without fixed term of repayment.

Mr. Mingchun Zhou

Included in other payable, due to Mr. Mingchun Zhou are $447,554 and $284,158 as of December 31, 2009 and December 31, 2008, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date.

Mr. Kin Keung Lai

On September 25, 2009, the company entered into a side letter regarding share allocation and distribution with the shareholders of UDH, Asia Regal and Mr. Kin Keung Lai, and certain service providers of the Company, pursuant to which Asia Regal agreed to transfer to Mr. Lai 485,576 of the shares issuable to Asia Regal in connection with the reverse acquisition of UDH.

Ms. Hai Yan Huang	During the year ended December 31, 2009, our sole director and officer, Ms. Hai Yan Huang, made a capital contribution to the Company in the amount of $59,841.

Mr. Steven Goertz

During the year ended December 31, 2009, the company entered into and closed the Stock Purchase Agreement with Flourishing Wisdom and Mr. Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Mr. Goertz for $555,000, or $0.22, per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder.

Mr. Steven Goertz,

During the year ended December 31, 2008 our president loaned $36,104 to the Company. The loan contained no terms of repayment, was unsecured, and bore no interest. During the year ended December 31, 2008 , the Company repaid $5,739 of the loan and the remaining balance of $30,365 was forgiven.

15.       SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events,” the Company has evaluated subsequent events that have occurred through March 24, 2010, the date the consolidated financial statements were available to be issued.

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

10.12	Employment Contact, dated June 11, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Dongmei Wu (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current

Exhibit No.	Description
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