Form 10-Q
period 2010-03-31
China Skyrise Digital Service Inc.
filed 2010-05-14
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139940

CHINA SKYRISE DIGITAL SERVICE INC.
(Name of Small Business Issuer in Its Charter)

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

Yes [    ]             No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,110,550

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED BALANCE SHEETS
Expressed in US Dollars

	March 31, 2009	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$263,944	$409,718
Accounts receivable	3,991,165	3,089,672
Inventory	1,566,613	1,373,733
Deposit and prepaid expense	505,921	558,068
Other receivables	331,299	536,013
Total current assets	6,658,942	6,967,204
Property, plant and equipment, net of accumulated depreciation	324,508	340,616
Other assets
Intangible assets, net of accumulated amortization	140,890	120,650
Goodwill	193,754	193,754
Total other assets	334,644	316,404
Total Assets	$7,318,094	6,624,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,278,268	$1,005,679
Unearned Revenue	278,951	81,009
Other payables and accrued expenses	542,293	541,767
Short term debt	440,100	440,100
Tax payable	12,144	73,160
Total current liabilities	2,551,756	2,141,715
Commitments and contingencies	-
Stockholders’ equity
Common stock: 0.001 par value
Authorized: 75,000,000 common shares
Issued and outstanding: 21,110,550(2008: 17,004,800) common shares	21,111	21,111
Additional paid-in capital	2,207,072	2,207,072
Statutory reserves	2,791	2,791
Retained earnings	2,505,332	2,218,197
Accumulated other comprehensive income	30,032	33,338
Total stockholders’ equity	4,766,338	4,482,509

Total liabilities and stockholders’ equity	$7,318,094	$6,624,224

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
Expressed in US Dollars

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$1,323,819	$398,843

Cost of goods sold	706,411	214,588

Gross profit	617,408	184,255

Selling and marketing expenses	(91,702)	(97,233)
General and administrative expenses	(239,888)	(164,894)
Net income (loss) from operations	285,818	(77,872)
Other Income (Expense)
Other income	1,323	424
Government grant	-	73,322
Interest expense	(6)	(5,364)
Total Other Income (Expense)	1,317	68,382

Income(loss) before provision for income taxes	287,135	(9,490)

Provision for income taxes	-	-
Net income (loss)	287,135	(9,490)

Other comprehensive income
Foreign currency translation loss	(3,306)	(33,908)
Total comprehensive income	$283,829	$(43,398)

Earnings Per Share
Basic	0.01	(0.01)
Diluted	0.01	(0.01)
Weighted Average Number of Shares Outstanding
Basic	21,110,550	17,004,800
Diluted	21,110,550	17,004,800

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US Dollars

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) for the period	$287,135	$(9,490)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	21,030	13,386
Amortization of intangible assets	10,754	6,891
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(192,880)	50,693
Decrease in deposits and prepaid expenses	52,147	57,033
(Increase) decrease in accounts receivable	(901,493)	109,643
Decrease (increase) in other receivable	204,714	(1,139,526)
Decrease in tax payable	(61,016)	-
Decrease in tax recoverable	-	14,772
Increase (decrease) in accounts payable	272,589	(140,724)
Increase in unearned revenue	197,942	35,511
Increase in other payable and accrued expenses	526	1,162,468
Net cash (used in) provided by operating activities	(108,552)	160,657
Cash flows from investing activities
Purchases of property, plant and equipment	(4,922)	(28,966)
Purchases of intangible assets	(28,994)	(308)
Net cash used in investing activities	(33,916)	(29,274)
Cash flows from financing activities
Repayment of short term debt	-	(109,875)
Net cash used in financing activities	-	(109,875)
Effects of exchange rate changes on cash	(3,306)	(63,039)
Decrease in cash and cash equivalents	(145,774)	(41,531)
Cash and cash equivalents, beginning of period	409,718	508,272
Cash and cash equivalents, end of period	$263,944	$466,741
Supplementary disclosures of cash flow information:
Cash paid for interest	$6	$5,364
Cash paid for taxes	$-	$-

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED BALANCE SHEETS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     CORPORATE INFORMATION

China Skyrise Digital Service Inc. (the “Company”) (“CSD”) (formerly known as Getpokerrakeback.com) was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its website getpokerrakeback.com on which it offered “rake backs”, a poker loyalty program that rewards online poker players for playing online poker at a specific online poker room.

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

CSD, UDH, SST and SSD are hereafter referred to as (“the Company”).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1   FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2    REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Registered capital	Paid - in capital	Date of incorporation	Percentage of interest	Principal activity

United Digital Home H.K. Group Company Limited	Hong Kong	HK$10,000	HK$10,000	December 11, 2007	100% directly	Investment holding

Shenzhen Skyrise Technology Co ., Limited	People's Republic of China	RMB8,000,000	RMB8,000,000	May 27, 2003	100% directly	Digital home security system

Shenzhen Skyrise Digital Electronic Co ., Limited	People's Republic of China	RMB1,000,0000	RMB1,000,0000	April 23, 2008	100% directly	Computing network and intelligence system

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

Interim results are not necessarily indicative of results for a full year. The information included in the Form 10-Q should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

2.8    SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $4,835 and $995 for the three months ended March 31, 2010 and March 31, 2009, respectively.

2.9    ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $2,437 and $1,392 for the three months ended March 31, 2010 and March 31, 2009, respectively.

2.10   RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $116,209 and $84,661 for the three months ended March 31, 2010 and March 31, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

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

Accumulated other comprehensive income amounted to $30,032 as of March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2010 and March 31, 2009 were translated at RMB6.82 to $1.00. The average translation rates applied to the statements of income and of cash flows for the three months ended March 31, 2010 and March 31, 2009 were RMB 6.82 to $1.00.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

	March 31,	December 31,
	2010	2009
	$	$

Furniture, fixtures and office equipment	211,950	207,128
Plant and machinery	226,373	226,273
Motor vehicles	38,296	38,296
	476,619	471,697

Less: Accumulated depreciation	(152,111)	(131,081)
Net carrying amount	324,508	340,616

Depreciation expense was $21,030 and $13,386 for the three months ended March 31, 2010 and March 31, 2009 respectively.

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

2.14     LONG –LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

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

	March 31,	December 31,
	2010	2009
	$	$
Patent	7,272	7,058
Software system	200,440	171,660
	207,712	178,718
Less: Accumulated amortization	(66,822)	(56,068)
Net carrying amount	140,890	122,650

Amortization expense was $10,754 and $6,891 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

	March 31,	December 31,
	2010	2009
	$	$
Raw materials	460,755	472,280
Consumable stores	126,647	126,647
Components	10,085	156,399
Finished goods-in-transits	210,263	166,336
Finished goods	758,863	452,071
	1,566,613	1,373,733

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

2.19     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended March 31, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended March 31, 2010 and March 31, 2009 are $nil.

Aging of accounts receivable of the company is as follows:

	March 31,	December 31,
	2010	2009
	$	$

within 1 year	3,889,525	2,988,032
within 1- 2 years	101,063	101,063
over 2 years	577	577
	3,991,165	3,089,672

2.20     DEPOSITS AND PREPAID EXPENSES

	March 31,	December 31,
	2010	2009
	$	$

Trade deposits	467,766	508,660
Prepaid expenses	38,155	49,408
	505,921	558,068

Trade deposits are the payments of deposits to suppliers for procurement of goods.

2.21     OTHER RECEIVABLES

	March 31,	December 31,
	2010	2009
	$	$

Project tender and other deposits	51,785	69,924
Rental and utility deposits	821	14,288
Loan due from employees	-	211,721
Due from employees	256,398	213,848
Guarantee deposits	7,288	-
Samples loaned to customers	-	14,202
Temporary payments to third parties	15,007	12,030
	331,299	536,013

Project tender deposits are refundable on the completion of the entire tender process. Due from employees are the amounts advanced for handling business transactions on behalf of the Company and will be reconciled by the Company on the completion of the business transactions. Samples loaned to customers are physical samples advanced to customers for exhibition and promotion purposes. Temporary payments to third parties are deposits represents temporary deposits paid by the Company to suppliers and service providers in anticipation of their delivery of products and services of the Company. Such deposits are unsecured, interest free and have no fixed repayment terms.

2.22     TAX PAYABLE/(RECOVERABLE)

	March 31,	December 31,
	2010	2009
	$	$

VAT	10,291	70,455
City maintenance and construction levies	311	879
Personal income tax	1,542	1,826
Enterprise income tax	-	-
Tax payable (recoverable)	12,144	73,160

2.23     OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2010	2009
	$	$

Wages and professional fees accruals	10,872	16,962
Due to employees	23,536	14,421
Due to related party	454,245	447,554
Security deposits for samples loaned to customers	37,094	27,654
Sundries	16,388	13,171
Temporary receipts from third parties	158	22,005
	542,293	541,767

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

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

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

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2010 and December 31, 2009.

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

2.28     PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended March 31, 2010 and March 31, 2009. The product warranty reserve was $nil at March 31, 2010 and December 31, 2009.

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

	March 31,	December 31,
	2010	2009
	$	$

Cash and bank balances	263,944	409,718

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on March 31, 2010 and December 31, 2009 amounted to $263,944 and $409,718, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Customer A	34.09%	-
Customer B	29.59%	-
Customer C	11.93%	-
Customer D	11.65%	-
Customer E	2.32%	-
Customer F	-	24.95%
Customer G	-	20.27%
Customer H	-	20.23%
Customer I	-	16.83%
Customer J	-	4.71%
	89.58%	86.99%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31,	December 31,
	2010	2009

Customer A	13.17%	9.11%
Customer B	12.59%	-
Customer C	10.51%	13.35%
Customer D	8.82%	9.90%
Customer E	8.58%	-
Customer F	-	9.13%
Customer G	-	8.76%
	53.67%	50.25%

3.     WEIGHTED AVERAGE NUMBER OF SHARES

In September 2009, the Company entered into share exchange transaction which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

4.     EARNINGS PER COMMON SHARE

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

For the three months ended March 31, 2010 and March 31, 2009, basic and diluted earnings (loss) per share amount to $0.01 and ($0.01), respectively.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

7.     INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended March 31, 2010 and March 31, 2009.

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

Under the old EIT law, SST was entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” SST is entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2007. Therefore, SST incurred no income tax expenses during fiscal years 2007, 2008 and 2009. SSD is subject to the New EIT Law and is not entitled to certain tax exemptions and reductions available to software companies. Provision for income tax is made at 25% on monthly reported profits. No deferred tax has been provided in the financial statements as there are no material temporary differences.

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

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the three months ended March 31, 2010:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income tax rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

Provision for income taxes is as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	$	$
Income tax
CSD	-	-
UDH	-	-
SST	-	-
SSE- China EIT	-	-
Deferred tax	-	-
	-	-

8.     SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	March 31,	December 31,
	2010	2009
	$	$
Short term debt
Loan from Ping An Bank, Shenzhen
Interest rate 5.5755% per annum and personnal guarantee	440,100	440,100

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

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals for services to be rendered to the Company in connection with the reverse acquisition of UDH. These services per agreement with the Company are to be provided over 5 year period and were valued at $41,057 or $0.01 per share. Stock based compensation expenses will be recognized pro-rata over the life of the agreement.

As of March 31, 2010, and December 31, 2009, the Company has outstanding 21,110,550 issued common shares with a par value of $0.001 per share.

10.     STOCK OPTIONS

The Company has not granted any stock options and has not recorded any stock-based compensation as of March 31, 2010. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

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

11.    STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $2,053 and $Nil for the three months ended March 31, 2010 and March 31, 2009 respectively. As of March 31, 2010 and December 31, 2009, the deferred compensation balances were $30,793 and $32,846 respectively, with an amortization period of four years beginning on 1 January 2010.

12.    COMMITMENTS AND CONTINGENCIES

The future minimum lease payments at March 31, 2010, are as follows:

	March 31,	December 31,
	2010	2009
	$	$

Year ended December 31,2010	128,363	124,666
Year ended December 31,2011	59,457	58,225
Thereafter	-	-
	187,820	182,891

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of March 31, 2010 and March 31, 2009 the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	$	$
Local sales
- Software	432,358	130,657
- Hardware	890,945	268,186
Export sales
- Hardware	516	-
	1,323,819	398,843

14.     RELATED PARTIES TRANSACTIONS

For the three months ended March 31, 2010 and March 31, 2009, there was cash and non-cash compensation of $5,735 and $5,735 awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou is $454,245 and $447,554 as of March 31, 2010 and December 31, 2009, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date.

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

15.     SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events”, the Company has evaluated subsequent events that have occurred through May 13, 2010, the date the consolidated financial statements were available to be issued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to People’s Republic of China;

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to Securities Act of 1933, as amended;

  “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company;

  “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company;

  “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company;

  “U.S. dollar,” “$” and “US$” are to United States dollars; and

  “We,” “us,” “our,” or “the Company” are to combined business of China Skyrise Digital Service Inc., a Nevada corporation, and/or its consolidated subsidiaries, as the case may be.

  Throughout this report, we have converted RMB to USD as follows:

March 31, 2010
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

March 31, 2009

Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

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

Recent Developments

On January 7, 2010, the Company’s application for a new symbol on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority (FINRA) in connection with its name change was approved by FINRA, and the Company’s common stock commenced trading under the new symbol "CSKD" on the following day. The CUSIP number is 169432 101.

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure.

First Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2010:

  Net Sales: Net sales increased $924,976, or 232%, to $1,323,819 for the three months ended March 31, 2010, from $398,843 for the same period in 2009.

  Gross Margin: Gross margin was 47% for the three months ended March 31, 2010, as compared to 46% for the same period in 2009.

  Net Income: Net income for the three months ended March 31, 2010 increased $296,625, to $287,135, from a $9,490 loss for the same period in 2009.

  Fully Diluted Earnings per Share: Fully diluted earnings per share was $0.01 for the three months ended March 31, 2010, as compared to a $0.01 loss for the same period in 2009.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue during three month periods ended March 31, 2010 and 2009.

For the Three-Month Periods Ended March 31, 2010 and 2009 (Unaudited)

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$1,323,819	100%		398,843	100%

Cost of goods sold	706,411	53%		214,588	54%

Gross profit	617,408	47%		184,255	46%

Operating expenses
Selling & marketing expenses	(91,702)	(7%	)	(97,233)	(24%	)
General and administrative expenses	(239,888)	(18%	)	(164,894)	(41%	)

Total operating expenses	(331,590)	(25%	)	(262,167)	(65%	)

Income from operations	285,818	22%		(77,872)	(19%	)
Interest expense	(6)	0%		(5,364)	(1%	)
Other income	1,323	0%		73,746	18%

Income before income taxes	287,135	22%		(9,490)	(1%	)

Income taxes	-	-		-	-

Net income	$287,135	22%		(9,490)	(1%	)

Net Sales. Our sales revenue increased to $1,323,819 in the three months ended March 31, 2010 from $398,843 in the same period last year, representing a 232% growth year-over-year. The growth was mainly due the market recovery from the 2009 financial crisis. From 2008 to 2009, the Chinese market, especially the real estate market, was heavily impacted by the worldwide financial crisis. Since the second half of 2009, the Chinese economy has been largely stabilized by the government's economic stimulus package. The real estate market has also turned around and real estate developers have increased their spending significantly. In addition, in 2009 the company was very conservative in marketing and sales by turning down projects that required large upfront cash outlay. This conservation strategy has resulted in low sales in first quarter of 2009.

Cost of Sales. Our cost of sales increased $491,823 or 229%, to $706,411 in the three months ended March 31, 2010 from $214,588 in the same period in 2009. The cost of goods sold per sales ratio remains almost flat, at 54% and 53% in 2009 and 2010, respectively.

Gross Profit and Gross Margin. Our gross profit increased $433,153, or 235%, to $617,408, in the three months ended March 31, 2010, from $184,255 in the same period in 2009. Gross profit as a percentage of net revenue was 47% and 46% for the three months ended March 31, 2010 and 2009, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses in the three months ended March 31, 2010 were $91,702, remaining almost flat from $97,233 in the same 2009 period.

General and Administrative Expenses. Our administrative expenses increased $74,994, or 45%, to $239,888 in the three months ended March 31, 2010, from $164,894 in the same period in 2009. This increase was mainly due to the increased hiring and human resource related costs.

Interest Expense. Interest expense decreased $5,358, or 99.8%, to $6 in the three months ended March 31, 2010, from $5,364 in the same period in 2009, primarily due to the maturity of the Company's short term debt.

Other Income. Other income was $1,323 in the three months ended March 31, 2010, a $73,746, or 99.4%, decrease from the same period in 2009. The decrease was primarily due to the inclusion of a $73,322 government grant in the 2009 period.

Income Before Income Taxes. Our income before income taxes increased, to $287,135 in the three months ended March 31, 2010 from a $9,490 loss in the same period last year. The increase was mainly driven by increased sales.

Income Taxes. Our income tax remained zero due to fact that the company was qualified as Hi-Tech Company and enjoyed zero income tax rates.

Net Income. In the three months ended March 31, 2010, we generated a net income of $287,135, an increase of $296,625, from $9,490 loss in the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $263,944, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$(108,552)	$160,657
Net cash provided by (used in) investing activities	(33,916)	(29,274)
Net cash provided by (used in) financing activities	-	(109,875)
Effects of Exchange Rate Change in Cash	(3,306)	(63,039)
Net Increase in Cash and Cash Equivalents	(145,774)	(41,531)
Cash and Cash Equivalents, Beginning	409,718	508,272
Cash and Cash Equivalent, End	$263,944	$466,741

Operating activities

Net cash used in operating activities was $108,552 for the three months ended March 31, 2010, as compared to $160,657 net cash provided by operating activities for the same period in 2009. As the Company took on more contracts and the average size of contracts became bigger, the Company was required invest more cash in working capital, including in inventory and account receivable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $33,916, as compared to $29,274 net cash used in investing activities for the same period in 2009.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $0, as compared to $109,875 net cash provided by financing activities for the same period in 2009.

As of March 31, 2010, the amount, maturity date and term of our bank loan was as follows:

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

Obligations under Material Contracts

We have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, at three months intervals commencing in 2009. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, we entered into a repayment agreement with Mr. Zhou, pursuant to which we acknowledged and memorialized our obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but we are obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. We intend to repay this loan within the year.

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

For accounting purposes, the combination of the company and United Digital was accounted for as a reverse merger with United Digital as the acquirer and CSD as the acquired party and the acquisition of Skyrise Technology and Skyrise Digital was accounted for under the acquisition method with United Digital as the immediate parent corporation of both companies for legal purposes. Accordingly the Company's financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders' equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

Interim results are not necessarily indicative of results for a full year. The information included in the Form 10-Q should be read in conjunction with the information included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Shipping and handing

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $4,835 and $995 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Advertising

Advertising costs are included in selling and marketing expenses which totaled $2,437 and $1,392 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Research and development costs

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $116,209 and $84,661 for the three months ended March 31, 2010 and March 31, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

Government grant

Government grants represent local authority grants to the company for software development. Grants are recognized when the local authority approve the grant.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries United Digital, Skyrise Technology and Skyrise Digital, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively.

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

Accumulated other comprehensive income amounted to $30,032 as of March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2010 and March 31, 2009 were translated at RMB6.82 to $1.00. The average translation rates applied to the statements of income and of cash flows for the three months ended March 31, 2010 and March 31, 2009 were RMB 6.82 to $1.00.

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

Long-lived assets

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

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

Goodwill

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company's fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, Skyrise Technology and Skyrise Digital. Skyrise Technology is engaged in the sale, installation and development of digital home security networks, peripherals and software and Skyrise Digital is engaged in the sale, installation and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

Allowance for doubtful accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended March 31, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended March 31, 2010 and March 31, 2009 are $nil.

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

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

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

Income taxes

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2010 and December 31, 2009.

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

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended March 31, 2010 and March 31, 2009. The product warranty reserve was $nil at March 31, 2010 and December 31, 2009.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on March 31, 2010 and December 31, 2009 amounted to $263,944 and $409,718, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED).

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

China Skyrise Digital Service Inc.

Dated: May 14, 2010	/s/ Mingchun Zhou
Mingchun Zhou
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010	/s/ Dongmei Wu
Dongmei Wu
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