Form 10-Q/A
period 2010-03-31
China Skyrise Digital Service Inc.
filed 2010-07-12
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the China Skyrise Digital Service Inc. (the "Company") Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, previously filed with the Securities and Exchange Commission on May 14, 2009 (the "Original Filing"). This Amendment is being filed solely to clarify that there were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

China Skyrise Digital Service Inc.

Dated: July 12, 2010	/s/ Mingchun Zhou
Mingchun Zhou
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: July 12, 2010	/s/ Dongmei Wu
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