Form 10-Q
period 2010-06-30
China Skyrise Digital Service Inc.
filed 2010-08-16
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,110,550

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CHINA SKYRISE DIGITAL SERVICE INC.
(Incorporated in the State of Nevada, United States of America)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$427,519	$409,718
Accounts receivable	3,326,616	3,089,672
Inventory	1,625,552	1,373,733
Deposits and prepaid expenses	960,304	558,068
Other receivables	308,249	536,013
Total current assets	6,648,240	5,967,204
Property, plant and equipment, net of accumulated depreciation	339,070	340,616
Other assets
Long term accounts receivable	98,677	-
Intangible assets, net of accumulated amortization	129,396	122,650
Goodwill	193,754	193,754
Total other assets	421,827	316,404

Total assets	$7,409,137	$6,624,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$935,629	$1,005,679
Unearned revenue	289,950	81,009
Other payables and accrued expenses	553,685	541,767
Short term debt	390,345	440,100
Tax payable	6,499	73,160
	2,176,108	2,141,715
Commitments and contingencies	-	-
Stockholders' equity
Common stock: $0.001 par value
Authorized: 75,000,000 common shares
Issued and outstanding: 21,110,550 common shares	21,111	21,111
Additional paid-in capital	2,215,508	2,207,072
Statutory reserve	2,791	2,791
Retained earnings	2,951,489	2,218,197
Accumulated other comprehensive income	42,130	33,338
Total stockholders' equity	5,233,029	4,482,509
Total liabilities and stockholders' equity	$7,409,137	$6,624,224

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,320,328	$1,232,571	$3,644,147	$1,630,379
Cost of goods sold	1,541,330	728,164	2,247,741	942,195
Gross profit	778,998	504,407	1,396,406	688,184
Selling and marketing expenses	(146,884)	(137,919)	(238,586)	(234,900)
General and administrative expenses	(256,209)	(171,987)	(496,097)	(336,803)
Net income from operations	375,905	194,501	661,723	116,481
Other income (expenses)
Other income	34,961	332	36,284	2,695
Government grant	84,301	48,626	84,301	121,570
Interest expense	(13,246)	(6,493)	(13,252)	(12,935)
Total other income (expenses)	106,016	42,465	107,333	111,330
Income (loss) before provision for income taxes	481,921	236,966	769,056	227,811
Provision for income taxes	(35,764)	-	(35,764)	-
Net income (loss)	446,157	236,966	733,292	227,811
Other comprehensive income (loss)
Foreign currency translation gain /(loss)	12,098	22,645	8,792	(11,097)
Total comprehensive income (loss)	$458,255	$259,611	$742,084	$216,714
Earnings per share
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01
Weighted average number of shares outstanding:
Basic	21,110,550	17,004,800	21,110,550	17,004,800
Diluted	21,110,550	17,004,800	21,110,550	17,004,800

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss) for the period	$733,292	$227,811
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	151,563	26,905
Amortization of intangible assets	22,948	13,770
Changes in operating assets and liabilities
(Increase) decrease in inventory	(251,819)	44,418
(Increase) decrease in deposits and prepaid expenses	(402,236)	24,016
Increase in accounts receivable and long term accounts receivable	(335,621)	(322,871)
Decrease in other receivables	227,764	85,234
(Decrease) increase in tax payable	(66,661)	16,906
Decrease in accounts payable	(70,050)	(35,104)
Increase in unearned revenue	208,941	6,380
Increase in other payables and accrued expenses	11,918	42,891
Net cash provided by operating activities	230,039	130,356
Cash flows from investing activities
Purchases of property, plant and equipment	(149,254)	(28,886)
Purchase of intangible assets	(29,289)	(307)
Net cash used in investing activities	(178,543)	(29,193)
Cash flows from financing activities
Repayment of short term debt	(49,755)	(221,711)
Net cash used in financing activities	(49,755)	(221,711)
Effects of exchange rate changes on cash	16,060	(10,825)
Increase (decrease) in cash and cash equivalents	17,801	(131,373)
Cash and cash equivalents, beginning of period	409,718	508,272
Cash and cash equivalents, end of period	$427,519	$376,899
Supplementary disclosures of cash flow information:
Cash paid for interest	$13,252	$12,935
Cash paid for taxes	$35,764	$-

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

     2.2 REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.2 REPORTING ENTITIES (CONTINUED)

	Place of	Registered		Date of	Percentage of	Principal
Name of subsidiaries	incorporation	capital	Paid - in capital	incorporation	interest	activity

United Digital Home H.K. Group Company Limited	Hong Kong	HK$10,000	HK$10,000	December 11, 2007	100% directly	Investment holding

Shenzhen Skyrise Technology Co ., Limited	People's Republic of China	RMB8,000,000	RMB8,000,000	May 27, 2003	100% directly	Digital home security system

Shenzhen Skyrise Digital Electronic Co ., Limited	People's Republic of China	RMB1,000,0000	RMB1,000,0000	April 23, 2008	100% directly	Computing network and intelligence system

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     2.8 SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $6,323 and $4,696 for the three months ended June 30, 2010 and June 30, 2009, respectively. Shipping and handling costs amounted to $11,158 and $6,508 for the six months ended June 30, 2010 and June 30, 2009, respectively.

     2.9 ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $587 and $Nil for the three months ended June 30, 2010 and June 30, 2009, respectively. Advertisement costs amounted to $3,024 and $1,388 for the six months ended June 30, 2010 and June 30, 2009, respectively.

     2.10 RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $132,412 and $101,213 for the three months ended June 30, 2010 and June 30, 2009, respectively. Research and development costs amounted to $248,621 and $192,611 for the six months ended June 30, 2010 and June 30, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.12 FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME (CONTINUED)

Accumulated other comprehensive income amounted to $42,130 as of June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 and June 30, 2009 were translated at RM6.79 to $1.00 and RMB6.84 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the six months ended June 30, 2010 and June 30, 2009 were RMB 6.84 to $1.00.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

	June 30,	December 31,
	2010	2009
	$	$

Furniture, fixtures and office equipment	357,230	207,128
Plant and machinery	227,198	226,273
Motor vehicles	38,453	38,296
	622,881	471,697

Less: Accumulated depreciation	(283,811)	(131,081)
Net carrying amount	339,070	340,616

Depreciation expense was $130,533 and $13,554 for the three months ended June 30, 2010 and June 30, 2009 respectively. Depreciation expense was $151,563 and $26,905 for the six months ended June 30, 2010 and June 30, 2009 respectively.

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

     2.14 LONG –LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30,	December 31,
	2010	2009
	$	$
Patent	7,478	7,058
Software system	201,260	171,660
	208,738	178,718
Less: Accumulated amortization	(79,342)	(56,068)
Net carrying amount	129,396	122,650

Amortization expense was $12,194 and $6,891 for the three months ended June 30, 2010 and June 30, 2009, respectively. Amortization expense was $22,948 and $13,770 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.18 INVENTORY (CONTINUED)

	June 30,	December 31,
	2010	2009
	$	$
Raw materials	581,607	472,280
Consumable stores	127,166	126,647
Components	319,780	156,399
Finished goods-in-transits	237,321	166,336
Finished goods	359,678	452,071
	1,625,552	1,373,733

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

     2.19 ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended June 30, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended June 30, 2010 and June 30, 2009 and for the six months ended June 30, 2010 and June 30, 2009 are $nil.

Aging of accounts receivable of the company is as follows:

	2010	2009
	$	$

within 1 year	3,326,616	2,988,032
over 1 year and within 2 years	5,407	101,063
over 2 years	93,270	577
	3,425,293	3,089,672
Less: reclassified as long term accounts receivable	(98,677)	-
	3,326,616	3,089,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.20 DEPOSITS AND PREPAID EXPENSES

	June 30,	December 31,
	2010	2009
	$	$

Trade deposits	929,610	508,660
Prepaid expenses	30,694	49,408
	960,304	558,068

Trade deposits are the payments of deposits to suppliers for procurement of goods.

     2.21 OTHER RECEIVABLES

	June 30,	December 31,
	2010	2009
	$	$

Project tender and other deposits	71,145	69,924
Rental and utility deposits	11,960	14,288
Loan due from employees	185,445	211,721
Due from employees	8,931	213,848
Samples loaned to customers	236	14,202
Temporary payments to third parties	30,532	12,030
	308,249	536,013

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

     2.22 TAX PAYABLE

	June 30,	December 31,
	2010	2009
	$	$

VAT	3,546	70,455
City maintenance and construction tax	201	879
Individual income tax	3,305	1,826
Enterprise income tax	(553)	-
Tax payable	6,499	73,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.23 OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2010	2009
	$	$

Wages and professional fees accruals	17,641	16,962
Due to employees	11,856	14,421
Due to related party	434,930	447,554
Security deposits for samples loaned to customers	30,502	27,654
Sundries	26,199	13,171
Levies payable	117	-
Temporary receipts from third parties	32,440	22,005
	553,685	541,767

Wages and professional fees accruals are amounts due to employees and professional firms. Due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary receipts from third parties represent temporary deposits provided to the Company in anticipation of the Company’s delivery of products and services to third parties in the future. This is a usual and customary way to show a good faith intent to conduct business with the Company in the future. Such deposits are unsecured advances, interest free and without a fixed term of repayment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.26 RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution.

     2.27 INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2010 and December 31, 2009.

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

     2.28 PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended June 30, 2010 and June 30, 2009. The product warranty reserve was $nil at June 30, 2010 and December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.30 CASH AND CASH EQUIVALENTS (CONTINUED)

	June 30,	December 31,
	2010	2009
	$	$

Cash and bank balances	427,519	409,718

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on June 30, 2010 and December 31, 2009 amounted to $414,294 and $409,718, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Customer A	44.45%	6.49%	39.05%	-
Customer B	-	-	12.38%	-
Customer C	14.50%	-	9.24%	-
Customer D	11.23%	-	8.28%	-
Customer E	8.22%	-	5.23%	-
Customer F	4.05%	-	-	-
Customer G	-	10.80%	-	13.11%
Customer H	-	16.21%	-	12.26%
Customer I	-	10.52%	-	9.30%
Customer J	-	-	-	7.51%
Customer K	-	8.20%	-	6.20%
	82.45%	52.22%	74.18%	48.38%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2.31 Concentrations of credit risk (continued)

	June 30,	December 31,
	2010	2009

Customer A	9.61%	13.35%
Customer B	9.01%	-
Customer C	8.20%	9.13%
Customer D	8.19%	9.90%
Customer E	7.79%	8.76%
Customer F	-	9.11%
	42.80%	50.25%

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

For the three months ended June 30, 2010 and June 30, 2009, basic and diluted earnings per share amount to $0.02 and $0.01, respectively. For the six months ended June 30, 2010 and June 30, 2009, basic and diluted earnings per share amount to $0.03 and $0.01, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended June 30, 2010 and June 30, 2009 and for the six months ended June 30, 2010 and June 30, 2009.

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

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the six months ended June 30, 2010:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income tax rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	$	$	$	$
Income tax
CSD	-	-	-	-
UDH	-	-	-	-
SST- China EIT	36,315	-	36,315	-
SSE- China EIT	(551)	-	(551)	-
Deferred tax	-	-	-	-
	35,764	-	35,764	-

8.      SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	June 30,	December 31,
	2010	2009
	$	$
Short term debt Loan from Ping An Bank, Shenzhen Branch
Interest rate 5.5755% per annum and personal guarantee	390,345	440,100

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

As of June 30, 2010, and December 31, 2009, the Company has outstanding 21,110,550 issued common shares with a par value of $0.001 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    STOCK OPTIONS

The Company has not granted any stock options and has not recorded any stock-based compensation as of June 30, 2010. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of the Company’s issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of SST, pursuant to which Mr. Zhou was granted an option to purchase all shares of the Company’s common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

11.    STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $2,053, $Nil, for the three months ended June 30, 2010 and June 30, 2009, respectively; and recognized $4,106 and $nil for the six months ended June 30, 2010 and June 30, 2009 respectively. As of June 30, 2010 and December 31, 2009, the deferred compensation balances were $28,740 and $32,846 respectively, with an amortization period of four years beginning on 1 January 2010.

12.    COMMITMENTS AND CONTINGENCIES

The future minimum lease payments as of June 30, 2010, are as follows:

	June 30,	December 31,
	2010	2009
	$	$

Year ended December 31,2010	72,666	124,666
Year ended December 31,2011	63,542	58,225
Thereafter	-	-
	136,208	182,891

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of June 30, 2010 and December 31, 2009 the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    PRODUCT LINE INFORMATION (CONTINUED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	$	$	$	$
Local sales
Hardware
- system	325,074	507,324	774,935	769,320
- chips	1,300,288	268,116	1,741,375	273,610
	1,625,362	775,440	2,516,310	1,042,930
Software	523,475	305,449	955,823	435,767
	2,148,837	1,080,889	3,472,133	1,478,697
Export sales
- Hardware	171,491	151,682	172,014	151,682
	2,320,328	1,232,571	3,644,147	1,630,379

14.    RELATED PARTIES TRANSACTIONS

For the three months ended June 30, 2010 and June 30, 2009 and six months ended June 30, 2010 and June 30, 2009 , there was cash and non-cash compensation of $5,735 , $5,735, $11,470 and $11,470 respectively awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou is $434,930 and $447,554 as of June 30, 2010 and December 31, 2009, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events”, the Company has evaluated subsequent events that have occurred through August 15, 2010, the date the consolidated financial statements were available to be issued.

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
  Throughout this report, we have converted RMB to USD as follows:
June 30, 2010
Balance sheet	RMB 6.79 to $1.00
Statement of income and comprehensive income	RMB 6.84 to $1.00

December 31, 2009
Balance sheet	RMB 6.84 to $1.00
June 30, 2009
Statement of income and comprehensive income	RMB 6.84 to $1.00

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

A majority of our revenues are derived from the provision of digital residential safety and video surveillance packaged solutions, including the development, installation and after-sale service maintenance of safety and surveillance systems. Because the majority of our revenues are project based, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first two years following installation. Our customers may separately purchase maintenance services after the first two years.

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

Second Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2010:

  Net Sales: Net sales increased $1,087,757, or 88.3%, to $2,320,328 for the three months ended June 30, 2010, from $1,232,571 for the same period in 2009.

  Gross Margin: Gross margin was 33.6% for the three months ended June 30, 2010, as compared to 40.9% for the same period in 2009.

  Net Income: Net income increased $209,191, or76.5%, to $458,255 for the three months ended June 30, 2010, from $236,966 for the same period in 2009.

  Fully Diluted Earnings per Share: Fully diluted earnings per share was $0.02 for the three months ended June 30, 2010, as compared to $0.01 for the same period in 2009.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue during three month and six month periods ended June 30, 2010 and 2009.

For the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$2,320,328	100%		1,232.571	100%

Cost of sales	1,541,330	66.4%		728,164	59.1%

Gross profit	778,998	33.6%		504,407	40.9%

Operating expenses
Selling & Marketing expenses	(146,884)	(6.3%	)	(137,919)	(11.2%	)
General and administrative expenses	(256,209)	(11%	)	(171,987)	(14%	)

Total operating expenses	(403,093)	(17.4%	)	(309,906)	(25.1)

Income from operations	375,905	16.2%		194,501	15.8%
Interest expense	(13,246)	(0.6%	)	(6,493)	(0.5%	)
Other income	119,262	5.1%		48,958	4%

Income before income taxes	481,921	20.8%		236,966	19.2%

Income taxes	(35,764)	(1.5%	)	-	-

Net income	$446,157	19.2%		236,966	19.2%

Net Sales. Our sales revenue increased to $2,320,328 in the three months ended June 30, 2010 from $1,232,571 in the same period last year, representing an 88.3% growth year-over-year. The growth was mainly due to the market recovery from 2009 financial crisis and our escalated marketing and sales efforts.

Sales to newly acquired customers accounted for 40% of total sales and 97% of our sales growth, while sales to existing customers accounted for 60% of total sales, and only 3% of our sales growth.

Cost of Sales. Our cost of sales increased $813,166 or 111.7%, to $1,541,330 in the three months ended June 30, 2010 from $728,164 in the same period in 2009. The cost of goods sold per sales ratio increased to 66.4% in 2010 from 59.1% in 2009 and it was mainly impacted by the increased cost of raw materials.

Gross Profit and Gross Margin. Our gross profit increased $274,591, or 54.4%, to $778,998, in the three months ended June 30, 2010, from $504,407 in the same period in 2009. Gross profit as a percentage of net revenue was 33.6% and 40.9% for the three months ended June 30, 2010 and 2009, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses in the three months ended June 30, 2010 increased to $146,884 from $137,919 in the same 2009 period.

General and Administrative Expenses. Our administrative expenses increased $84,222, or 49%, to $256,209 in the three months ended June 30, 2010, from $171,987 in the same period in 2009.

Interest Expense. Interest expense increased $6,753, or 104%%, to $13,246 in the three months ended June 30, 2010, from $6,493 in the same period in 2009, primarily due to the renewal of the Company's 12-month short term debt that started on November 10 2009.

Other Income. Other income was $119,262 in the three months ended June 30, 2010, a $70,304, or 143.6% increase from the same period in 2009. Included in other incomes of the three months ended June 30, 2010, $84,301 was government grant.

Income Before Income Taxes. Our income before income taxes increased, to $481,921 in the three months ended June 30, 2010 from $236,966 in the same period last year.

Income Taxes. Our income tax increase to $35,764 in the three months ended June 30, 2010 from $0 in the same period last year. As a Hi-Tech Company, we enjoy China preferential tax policy of two years’ exemption and three years’ half. We are now in the period of three years’ half, whereas last year we were in the period of two years’ exemption.

Net Income. In the three months ended June 30, 2010, we generated a net income of $446,157, an increase of $209,191, from $236,966 in the same period in 2009, as a result of the factors described above.

For the Six-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$3,644,147	100%		1,630,379	100%

Cost of sales	2,247,741	61.7%		942,195	57.8%

Gross profit	1,396,406	38.3%		688,184	42.2%

Operating expenses
Selling & Marketing expenses	(238,586)	(6.5%	)	(234,900)	(14.4%	)
General and administrative expenses	(496,097)	(13.6%	)	(336,803)	(20.7%	)

Total operating expenses	(734,683)	(20.2%	)	(571,703)	(35.1%	)

Income from operations	661,723	18.2%		116,481	7.1%
Interest expense	(13,252)	(0.4%	)	(12,935)	(0.8%	)
Other income	120,585	3.3%		124,265	7.6%

Income before income taxes	769,056	21.1%		227,811	13.9%

Income taxes	(35,764)	(1%	)	-	-

Net income	$733,292	20.1%		227,811	13.9%

Net Sales. Our sales revenue increased to $3,644,147 in the six months ended June 30, 2010 from $1,630,379 in the same period last year, representing a 123.5% growth year-over-year. The growth was mainly due to the market recovery from 2009 financial crisis and our escalated marketing and sales efforts.

Sales to newly acquired customers accounted for 38% of total sales and 95% of our sales growth, while sales to existing customers accounted for 62% of total sales, and only 5% of our sales growth.

Cost of Sales. Our cost of sales increased $1,305,546 or 138.6%, to $2,247,741 in the six months ended June 30, 2010 from $924,195 in the same period in 2009. The cost of goods sold per sales ratio remains almost flat, at 57.8% and 61.7% in 2009 and 2010, respectively.

Gross Profit and Gross Margin. Our gross profit increased 708,222, or 102.9%, to $1,396,406, in the six months ended June 30, 2010, from $688,184 in the same period in 2009. Gross profit as a percentage of net revenue was 38.3% and 42.2% for the six months ended June 30, 2010 and 2009, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses in the six months ended June 30, 2010 were $238,586, remaining almost flat from $234,900 in the same 2009 period.

General and Administrative Expenses. Our administrative expenses increased $159,294, or 47.3%, to $496,097 in the six months ended June 30, 2010, from $336,803 in the same period in 2009.

Interest Expense. Our interest expenses in the six months ended June 30, 2010 were $13,252, remaining almost flat from $12,935 in the same 2009 period.

Other Income. Other income was $120,585 in the six months ended June 30, 2010, a $3,680, or 3%, decrease from the same period in 2009.

Income Before Income Taxes. Our income before income taxes increased, to $769,056 in the six months ended June 30, 2010 from $227,811 in the same period last year.

Income Taxes. Our income tax increased to $35,764 in the six months ended June 30, 2010 from $0 in the same period last year. As a Hi-Tech Company, we enjoy China preferential tax policy of two years’ exemption and three years’ half. We are now in the period of three years’ half, whereas last year we were in the period of two years’ exemption.

Net Income. In the six months ended June 30, 2010, we generated a net income of $733,292, an increase of $505,481, from $227,811 in the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $427,519, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$230,039	$130,356
Net cash provided by (used in) investing activities	(178,543)	(29,193)
Net cash provided by (used in) financing activities	(49,755)	(221,711)
Effects of Exchange Rate Change in Cash	16,060	(10,825)
Net Increase in Cash and Cash Equivalents	17,801	(131,373)
Cash and Cash Equivalents, Beginning	409,718	508,272
Cash and Cash Equivalent, End	$427,519	$376,899

Operating activities

Net cash provided by operating activities was $230,039 for the six months ended June 30, 2010, as compared to $130,356 net cash provided by operating activities for the same period in 2009, reflecting company’s escalated efforts in managing account receivable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $178,542, as compared to $29,193 net cash used in investing activities for the same period in 2009. This increase was mainly due to company’s investment in equipments for R&D and manufacture.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $49,755, as compared to $221,711 for the same period in 2009. Both of them were repayments for short term debt.

As of June 30, 2010, the amount, maturity date and term of our bank loan was as follows:

Bank	Amount	Maturity Date	Duration
PingAn Bank, Shenzhen	RMB2,650000 (approximately $390,345)	November 10, 2010	12 months
Total	RMB2,650,000 (approximately $390,345)

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

Shipping and handing

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $6,323 and $4,696 for the three months ended June 30, 2010 and June 30, 2009, respectively. Shipping and handling costs amounted to $11,158 and $6,508 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Advertising

Advertising costs are included in selling and marketing expenses which totaled $587 and $nil for the three months ended June 30, 2010 and June 30, 2009, respectively. Advertisement costs amounted to $3,024 and $1,388 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Research and development costs

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $132,412 and $101,213 for the three months ended June 30, 2010 and June 30, 2009, respectively. Research and development costs amounted to $248,621 and $192,611 for the six months ended June 30, 2010 and June 30, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

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

Accumulated other comprehensive income amounted to $42,130 as of June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 and June 30, 2009 were translated at RM6.79 to $1.00 and RMB6.84 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the six months ended June 30, 2010 and June 30, 2009 were RMB 6.84 to $1.00.

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

Long-lived assets

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

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

Allowance for doubtful accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended June 30, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended June 30, 2010 and June 30, 2009 and for the six months ended June 30, 2010 and June 30, 2009 are $nil.

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

Income taxes

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2010 and December 31, 2009.

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

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended June 30, 2010 and June 30, 2009. The product warranty reserve was $nil at June 30, 2010 and December 31, 2009.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on June 30, 2010 and December 31, 2009 amounted to $415,989 and $409,718, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective pursuant to Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

China Skyrise Digital Service Inc.

Dated: August 16, 2010	/s/ Mingchun Zhou
Mingchun Zhou
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Dongmei Wu
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