Form 10-Q
period 2010-09-30
China Skyrise Digital Service Inc.
filed 2010-11-22
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-139940

CHINA SKYRISE DIGITAL SERVICE INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0554885
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4/F, M-3rd Building
Hi-tech Industrial Park
Nanshan District, Shenzhen 518070
People's Republic of China
(Address of principal executive offices, Zip Code)

(86) 755 26012511
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,110,550

CHINA SKYRISE DIGITAL SERVICE INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

Page(s)

Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-23

CHINA SKYRISE DIGITAL SERVICE INC.
(Incorporated in the State of Nevada, United States of America)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$338,507	$409,718
Accounts receivable	4,149,692	3,089,672
Inventory	2,115,188	1,373,733
Deposits and prepaid expenses	965,025	558,068
Other receivables	472,746	536,013
Taxes recoverable	69,453	-
Total current assets	8,110,611	5,967,204
Property, plant and equipment, net of accumulated depreciation	329,943	340,616
Other assets
Long term accounts receivable	108,246	-
Intangible assets, net of accumulated amortization	123,802	122,650
Goodwill	193,754	193,754
Total other assets	425,802	316,404

Total assets	$8,866,356	$6,624,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,331,991	$1,005,679
Unearned revenue	279,124	81,009
Other payables and accrued expenses	633,121	541,767
Short term debt	374,250	440,100
Taxes payable	170,210	73,160
	2,788,696	2,141,715
Commitments and contingencies	-	-
Stockholders' equity
Common stock: $0.001 par value
Authorized: 75,000,000 common shares
Issued and outstanding: 21,110,550 common shares	21,111	21,111
Additional paid-in capital	2,203,765	2,207,072
Statutory reserve	2,791	2,791
Retained earnings	3,703,128	2,218,197
Accumulated other comprehensive income	146,865	33,338
Total stockholders' equity	6,077,660	4,482,509
Total liabilities and stockholders' equity	$8,866,356	$6,624,224

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,393,153	$2,363,104	$6,037,300	$3,998,618
Cost of goods sold	1,140,305	1,985,879	3,388,046	2,931,042
Gross profit	1,252,848	377,225	2,649,254	1,067,576
Selling and marketing expenses	(132,984)	(159,502)	(371,570)	(395,141)
General and administrative expenses	(265,083)	(225,916)	(761,180)	(588,770)
Net income (loss) from operations	854,781	(8,193)	1,516,504	83,665
Other income (expenses)
Other income	(34,803)	57	1,481	908
Government grant	74,501	72,061	158,802	193,697
Interest expense	(6,118)	(4,785)	(19,370)	(16,478)
Total other income (expenses)	33,580	67,333	140,913	178,127
Income before provision for income taxes	888,361	59,140	1,657,417	261,792
Provision for income taxes	(133,568)	(4,300)	(169,332)	(4,300)
Net income	754,793	54,840	1,488,085	257,492

Other comprehensive income
Foreign currency translation gain	104,735	44,002	113,527	32,905
Total comprehensive income	$859,528	$98,842	$1,601,612	$290,397

Earnings per share
Basic	$0.04	$0.0031	$0.07	$0.01
Diluted	$0.04	$0.0031	$0.07	$0.01

Weighted average number of shares outstanding:
Basic	21,110,550	21,110,550	21,110,550	21,110,550
Diluted	21,110,550	21,110,550	21,110,550	21,110,550

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$1,488,085	$257,492
Adjustments to reconcile net income to net cash from operations:
Depreciation	62,668	43,864
Amortization of intangible assets	34,566	22,834
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(741,455)	58,707
(Increase) decrease in deposits and prepaid expenses	(406,957)	166,033
Increase in accounts receivable and long term accounts receivable	(1,168,266)	(750,199)
Increase in taxes recoverable	(69,453)	-
Decrease in other receivables	63,267	45,391
Increase in taxes payable	97,050	21,364
Increase in accounts payable	326,312	402,332
Increase in unearned revenue	198,115	17,662
Increase in other payables and accrued expenses	91,354	261,613
Net cash (used in) provided by operating activities	(24,714)	547,093
Cash flows from investing activities
Purchases of property, plant and equipment	(41,262)	(213,141)
Purchase of intangible assets	(33,210)	(26,405)
Net cash used in investing activities	(74,472)	(239,546)
Cash flows from financing activities
Repayment of short term debt	(65,850)	(623,475)
Common stock issued	-	4,106
Net cash used in financing activities	(65,850)	(619,369)
Effects of exchange rate changes on cash	93,825	272
Decrease in cash and cash equivalents	(71,211)	(311,550)
Cash and cash equivalents, beginning of period	409,718	508,272
Cash and cash equivalents, end of period	$338,507	$196,722
Supplementary disclosures of cash flow information:
Cash paid for interest	$19,370	$16,478
Cash paid for taxes	$75,716	$4,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CORPORATE INFORMATION

China Skyrise Digital Service Inc. (the ““Company”) (“CSD”) (formerly known as Getpokerrakeback.com was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its website getpokerrakeback.com on which it offered “rake backs a poker loyalty program that rewards online poker players for playing online poker at a specific online poker room.

On September 25, 2009, the Company completed a reverse acquisition transaction through a share exchange with United Digital Home H.K. Group Company Limited (“UDH”) whereby the Company acquired 100% of the issued and outstanding capital stock of UDH, in exchange for 12,379,800 shares of the Company's common stock, which shares constituted 72.8% of the Company's issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of UDH, the Company now owns all of the issued and outstanding capital stock of UDH, which in turn owns Shenzhen Skyrise Technology Co., Ltd (“SST”) and Shenzhen Skyrise Digital Electronics Co., Ltd. (“SSD”). For accounting purposes, the share exchange transaction with UDH was treated as a reverse acquisition and recapitalization of CSD, with UDH as the acquirer and China Skyrise Digital Service Inc. as the acquired party. Upon completion of the exchange, UDH, SST and SSD became wholly owned subsidiaries of CSD.

UDH is a private corporation incorporated on December 11, 2007 in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong"). It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, UDH acquired 100% of the equity interest in SST, a corporation incorporated under the laws of the People's Republic of China ("PRC"), from SST's shareholders, including Mr. Mingchun Zhou, the Company's Chairman and Chief Executive Officer. SST was established on May 23, 2003 and its principal activity is the sale and development of digital home security networks, peripherals and software. On April 23, 2008, SST established SSD, a corporation incorporated under the laws of the PRC. SSD's principal activity is sale and development of computing networks and intelligence systems.

As a result of the reverse acquisition of UDH, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the sale and development of computing networks, intelligence systems, digital home security networks and peripherals, and software. References to the "Company" hereafter include the business and operations of CSD, UDH, SST and SSD.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

For accounting purposes, the combination of CSD and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party, and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company's financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders' equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

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

The Company's business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China's political, economic and legal environments may influence the Company's business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

2.6	REVENUE RECOGNITION

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, (iv) the ability to collect is reasonably assured, and (v) customer acceptance through successful testing of the products by the customer. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Revenue from standalone maintenance service is recognized upon delivery of services and customer acceptance. Revenue from period maintenance is recognized over the life of the maintenance agreements. Revenue from maintenance service of contracts of multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services. We establish selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with ASC 605.35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, that is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/enhancements offered are minimal and infrequent, the Company recognizes PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involves more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605.35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

System integration projects are billed in accordance with contract terms, which typically require partial payment at the signing of the contract, at delivery and customer acceptance dates, with the remainder due within a stated period of time not exceeding 12 months. Occasionally, the Company enters into contracts which allow a percentage of the total contract price to be paid one to three years after completion of the system integration project. Revenues on these extended payments are recognized upon completion of the terms specified in the contract and when collectability is reasonably assured.

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experience. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns the hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within one year of completion of the work performed. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the current accounting period.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company's products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $4,858 and $7,116 for the three months ended September 30, 2010 and September 30, 2009, respectively. Shipping and handling costs amounted to $16,047and $13,700 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.9	ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $1,986 and $1,832 for the three months ended September 30, 2010 and September 30, 2009, respectively. Advertisement costs amounted to $5,018 and $3,225 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.10	RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $158,415 and $109,988 for the three months ended September 30, 2010 and September 30, 2009, respectively. Research and development costs amounted to $383,452 and $300,075 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

2.11	GOVERNMENT GRANT

Government grants represent local authority grants to the company for software development. Grants are recognized when the local authority approves the grant.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSD, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively.

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $146,865 as of September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 and September 30, 2009 were translated at RM6.68 to $1.00 and RMB6.84 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2010 and September 30, 2009 were RMB 6.960 and RMB 6.84 to $1.00, respectively.

2.13	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets' residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

	September 30,	December 31,
	2010	2009
	$	$

Furniture, fixtures and office equipment	229,335	207,128
Plant and machinery	254,190	226,273
Motor vehicles	39,080	38,296
	522,605	471,697

Less: Accumulated depreciation	(192,662)	(131,081)
Net carrying amount	329,943	340,616

Depreciation expense was $38,916 and $9,020 for the three months ended September 30, 2010 and September 30, 2009 respectively. Depreciation expense was $62,668 and $43,864 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment.” An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

2.15	CAPITALIZED INTERNAL USE SOFTWARE

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software.” To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

2.16	INTANGIBLE ASSETS

The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years.

	September 30,	December 31,
	2010	2009
	$	$

Patent	8,229	7,058
Software system	207,354	171,660
	215,583	178,718
Less: Accumulated amortization	(91,781)	(56,068)
Net carrying amount	123,802	122,650

Amortization expense was $11,618 and $9,064 for the three months ended September 30, 2010 and September 30, 2009, respectively. Amortization expense was $34,566 and $22,834 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.17	GOODWILL

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company's fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the sale and development of digital home security networks, peripherals and software and SSD is engaged in the sale and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

2.18	INVENTORY

Inventory consists primarily of raw materials, components, finished goods and low value consumable goods. Raw materials, components and low value consumable cost are stated at cost. Cost comprises direct materials and, where applicable, direct labor costs and those overheads that have been incurred in bringing the inventory to their present location and condition. Finished goods are stated at the lower of cost (determined on weighted average method) or net realizable value.

	September 30,	December 31,
	2010	2009
	$	$

Raw materials	473,589	472,280
Consumable stores	129,238	126,647
Components	348,108	156,399
Work in progress	89,438	-
Finished goods-in-transits	486,996	166,336
Finished goods	587,819	452,071
	2,115,188	1,373,733

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products, and technical obsolescence of products. When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

2.19	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended September 30, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended September 30, 2010 and September 30, 2009 and for the nine months ended September 30, 2010 and September 30, 2009 are $nil.

Aging of accounts receivable of the company is as follows:

	Septembter 30,	December 31,
	2010	2009
	$	$

within 1 year	4,149,692	2,988,032
over 1 year and within 2 years	13,456	101,063
over 2 years	94,790	577
	4,257,938	3,089,672
Less: reclassified as long term accounts receivable	(108,246)	-
	4,149,692	3,089,672

2.20	DEPOSITS AND PREPAID EXPENSES

	September 30,	December 31,
	2010	2009
	$	$

Trade deposits	929,388	508,660
Prepaid expenses	35,637	49,408
	965,025	558,068

Trade deposits are the payments of deposits to suppliers for procurement of goods.

2.21	OTHER RECEIVABLES

	September 30,	December 31,
	2010	2009
	$	$

Project tender and other deposits	69,314	69,924
Rental and utility deposits	10,942	14,288
Loan due from employees	267,105	211,721
Due from employees	69,220	213,848
Samples loaned to customers	-	14,202
Temporary payments to third parties	56,165	12,030
	472,746	536,013

Project tender deposits are refundable on the completion of the entire tender process. Amounts due from employees are the amounts advanced for handling business transactions on behalf of the Company and will be reconciled by the Company on the completion of the business transactions. Samples loaned to customers are physical samples advanced to customers for exhibition and promotion purposes. Temporary payments to third parties are deposits paid by the Company to suppliers and service providers in anticipation of their delivery of products and services of the Company. Such deposits are unsecured, interest free and have no fixed repayment terms.

2.22	TAXES RECOVERABLE

	September 30,	December 31,
	2010	2009
	$	$

VAT	69,453	-

2.23	TAXES PAYABLE

	September 30,	December 31,
	2010	2009
	$	$

VAT	70,290	70,455
City maintenance and construction tax	809	879
Individual income tax	5,335	1,826
Educaional and other levies	160	-
Enterprise income tax	93,616	-
	170,210	73,160

2.24	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2010	2009
	$	$

Wages and professional fees accruals	22,102	16,962
Due to employees	3,212	14,421
Due to related party	555,861	447,554
Security deposits for samples loaned to customers	32,642	27,654
Sundries	13,645	13,171
Temporary receipts from third parties	5,659	22,005
	633,121	541,767

Wages and professional fee accruals are amounts due to employees and professional firms. Amounts due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. SST has borrowed funds from Mr. Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary receipts from third parties represent temporary deposits provided to the Company in anticipation of the Company's delivery of products and services to third parties in the future. This is a usual and customary way to show a good faith intent to conduct business with the Company in the future. Such deposits are unsecured advances, interest free and without a fixed term of repayment.

2.25	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3     Pricing inputs that are generally observable inputs and not corroborated by market data.

2.26	STOCK COMPENSATION

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

2.27	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

2.28	INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2010 and December 31, 2009.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

2.29	PRODUCT WARRANTIES

Substantially all of the Company's products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended September 30, 2010 and September 30, 2009. The product warranty reserve was $nil at September 30, 2010 and December 31, 2009.

2.30	RELATED PARTIES

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

2.31	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash at bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

	September 30,	December 31,
	2010	2009
	$	$

Cash and bank balances	338,507	409,718

2.32	Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China. Total cash (not including restricted cash balances) in these banks on September 30, 2010 and December 31, 2009 amounted to $332,947 and $409,718, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company's total revenue as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Customer A	-	35.94%	23.64%	24.98%
Customer B	36.40%	8.87%	14.37%	5.24%
Customer C	19.89%	-	7.85%	-
Customer D	5.43%	-	7.73%	-
Customer E	-	-	7.50%	-
Customer F	3.75%	-	-	-
Customer G	17.31%	-	-	-
Customer H	-	15.85%	-	11.93%
Customer I	-	13.25%	-	7.83%
Customer J	-	-	-	5.36%
Customer K	-	6.99%	-	-
	82.78%	80.90%	61.09%	55.34%

The company had 5 major customers whose accounts receivable balance individually represented of the Company's total accounts receivable as follows:

	September 30,	December 31,
	2010	2009

Customer A	13.93%	-
Customer B	11.31%	-
Customer C	7.20%	9.90%
Customer D	7.15%	-
Customer E	7.06%	13.35%
Customer F	-	9.13%
Customer G	-	9.11%
Customer H	-	8.76%
	46.65%	50.25%

3.	WEIGHTED AVERAGE NUMBER OF SHARES

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

The Company reports earnings per share in accordance with the provisions of ASC Topic 260 “Earning per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

For the three months ended September 30, 2010 and September 30, 2009, basic and diluted earnings per share amount to $0.04 and $0.01, respectively. For the nine months ended September 30, 2010 and September 30, 2009, basic and diluted earnings per share amount to $0.07 and $0.01, respectively.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value,” which provides amendments to subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.” This update represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.” Additionally, it adds observer comment “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall,” for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash.” The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this Update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined it does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.” This Update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance, however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.]

7.	INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended September 30, 2010 and September 30, 2009 and for the nine months ended September 30, 2010 and September 30, 2009.

The Company's subsidiaries are governed by the income tax law of the PRC concerning foreign investment enterprises and foreign enterprises and various local income tax laws. Beginning January 1, 2008, the new enterprise income tax law (“New EIT Law”) replaced the prior tax laws for domestic enterprises and foreign invested enterprises (“FIEs”). The new standard enterprise income tax (“EIT”) rate of 25% replaced the 33% rate applicable to both domestic enterprises and FIEs. Prior to 2008, under the existing Chinese income tax laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply.

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

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. SST is considered an FIE and is directly held by UDH, a Hong Kong company. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax.

The following table reconciles the U.S. statutory rates to the company's effective tax rate for the nine months ended September 30, 2010:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income taxe rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

Provision for income taxes is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$	$	$	$
Income tax
CSD	-	-	-	-
UDH	-	-	-	-
SST- China EIT	132,178	-	168,493	-
SSD- China EIT	1,390	4,300	839	4,300
Deferred tax	-	-	-	-
	133,568	4,300	169,332	4,300

8.	SHORT TERM DEBT

There are no provisions in the Company's bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company's business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	September 30,	December 31,
	2010	2009
	$	$
Short term debt Loan from Ping An Bank, Shenzhen Branch Interest rate 5.5755% per annum and personnal guarantee	374,250	440,100

9.	COMMON STOCK

The Company has authorized 75,000,000 shares of common stock, par value of $0.001 per share. No preferred shares have been authorized or issued.

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

As of September 30, 2010, and December 31, 2009, the Company has outstanding 21,110,550 issued common shares with a par value of $0.001 per share.

10.	STOCK OPTIONS

The Company has not granted any stock options and has not recorded any stock-based compensation as of September 30, 2010. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company's board of directors.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of the Company's issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of SST, pursuant to which Mr. Zhou was granted an option to purchase all shares of the Company's common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

11.	STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company's common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $2,053 and $nil, for the three months ended September 30, 2010 and September 30, 2009, respectively; and recognized $6,159 and $nil for the nine months ended September 30, 2010 and September 30, 2009 respectively. As of September 30, 2010 and December 31, 2009, the deferred compensation balances were $26,687 and $32,846 respectively, with an amortization period of four years beginning on 1 January 2010.

12.	COMMITMENTS AND CONTINGENCIES

The future minimum lease payments as of September 30, 2010, are as follows:

	Septembter 30,	December 31,
	2010	2009
	$	$

Year ended December 31,2010	41,989	124,666
Year ended December 31,2011	75,488	58,225
Thereafter	-	-
	117,477	182,891

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of September 30, 2010 and December 31, 2009 the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

13.	PRODUCT LINE INFORMATION

The Company sells software and hardware. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company's net revenue from external customers by main product lines is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$	$	$	$
Local sales Hardware
- system	525,890	2,117,363	1,395,727	3,163,577
- chips	96,665	-	2,613,593	-
	622,555	2,117,363	4,009,320	3,163,577
Software	1,770,598	245,741	1,855,485	682,881
	2,393,153	2,363,104	5,864,805	3,846,458
Export sales
- Hardware	-	-	172,495	152,160
	2,393,153	2,363,104	6,037,300	3,998,618

14.	RELATED PARTIES TRANSACTIONS

For the three months ended September 30, 2010 and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009, there was cash and non-cash compensation of $5,735, $5,735, $17,205 and $17,205, respectively, awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou is $555,861 and $447,554 as of September 30, 2010 and December 31, 2009, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date.

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

As required by ASC Topic 855 “Subsequent Events,” the Company has evaluated subsequent events that have occurred through November 22, 2010, the date the consolidated financial statements were issued.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or the “Company” are to the combined business of China Skyrise Digital Service Inc., a Nevada corporation, and its consolidated subsidiaries, United Digital, Skyrise Technology and Skyrise Digital;

  “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company;

  “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company;

  “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People's Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People's Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

Our Company develops, sells, and provides maintenance services for digital residential safety and video surveillance products in China. Our customers are primarily urban and suburban residents in multifamily dwellings, property managers and real estate development companies in China. We plan to expand our customer base by marketing our products to commercial entities and customers, such as airports, hotels, banks, supermarkets and entertainment venues. Our customers are spread across China, but are primarily located in the coastal metropolitan regions including Beijing, Shanghai, and Guangzhou/Shenzhen.

Our revenues are mainly derived from digital residential safety and video surveillance packaged solutions, which include after-sale service maintenance, such as fault checking, system upgrade and accident response, for the first two years following installation. Our customers may purchase maintenance services from third-party contractors after the first two years. We also offer installation services through the use of third-party contractors but such services have historically been an insignificant portion of our total revenues. Revenues derived from the sale of our products are generally non-recurring and are not concentrated within any one customer or group of related customers.

Our products are comprised of manufactured electronic components—in particular LCD screens and integrated circuits—that we source from domestic suppliers based in the Shenzhen, China.

Our sales network is concentrated in the populated areas of Guangdong Province, in southern China, but we plan to expand our sales network to other populated areas. We have more than 10 branch offices and distribution points. Our headquarters are located in Shenzhen, China.

24

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter:

  Revenues: Revenues increased $30,049, or 1.27%, to $2,393,153 for the three months ended September 30, 2010, from $2,363,104 for the same period in 2009.

  Gross margin: Gross margin was 52.35% for the three months ended September 30, 2010, as compared to 15.96% for the same period in 2009.

  Net income: Net income increased $699,953, or 1276.35%, to $754,793 for the three months ended September 30, 2010, from $54,840 for the same period in 2009.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.04 for the three months ended September 30, 2010, as compared to $0.0031 for the same period in 2009.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Revenues	$2,393,153	100%	$2,363,104	100%
Cost of goods sold	1,140,305	47.65%	1,985,879	84.04%
Gross profit	1,252,848	52.35%	377,225	15.96%
Selling and marketing expenses	(132,984)	(5.55)%	(159,502)	(6.75)%
General and administrative expenses	(265,083)	(11.08)%	(225,916)	(9.56)%
Income (loss) from operations	854,781	35.72%	(8,193)	(0.35)%
Other income (expenses)
Other income	(34,803)	(1.45)%	57	-
Government grant	74,501	3.11%	72,061	3.05%
Interest expense	(6,118)	(0.26)%	(4,785)	(0.20)%
Total other income (expenses)	33,580	1.40%	67,333	2.85%
Income before provision for income taxes	888,361	37.12%	59,140	2.50%
Provision for income taxes	(133,568)	(5.58)%	(4,300)	(0.18)%
Net income	754,793	31.54%	54,840	2.32%
Other comprehensive income
Foreign currency translation gain (loss)	104,735	4.38%	44,002	1.86%
Total comprehensive income	$859,528	35.92%	$98,842	4.18%

Revenues. Our revenue was derived from the provision of digital residential safety and video surveillance packaged solutions, including the development and after-sale service maintenance of safety and surveillance systems. Our sales revenue increased to $2,393,153 in the three months ended September 30, 2010, from $2,363,104 in the same period last year, remaining almost flat period-on-period. Sales to new customers accounted for 63.6% of total sales.

Cost of goods sold. Cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of the products. Our cost of goods sold decreased $845,574, or -42.58%, to $1,140,305 in the three months ended September 30, 2010, from $1,985,879 in the same period in 2009. The cost of goods sold as a percentage of sales decreased to 47.65% in 2010, from 84.04% in 2009. In 2009, one of the primary components used in our business, LCD screens and integrated circuits, was extremely costly due to high market demand during the period. During the three months ended September 30, 2009, the price of LCD screens and integrated circuits were approximately 30% higher than in the same 2008 and 2010 periods. As the price of LCD screens returned to historically normal levels in 2010, our cost of goods sold decreased.

Gross profit and gross margin. Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Our gross profit increased $875,623, or 232.12%, to $1,252,848, in the three months ended September 30, 2010, from $377,225 in the same period in 2009. Gross profit as a percentage of net revenue was 52.35% and 15.96% for the three months ended September 30, 2010 and 2009, respectively. In 2009, the price of one of the primary electronic components used in our products decreased by approximately 30% from prices in 2008 and 2010, which reduced the overall cost of our products.

Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other sales related costs. Our selling and marketing expenses decreased $26,518, or 16.63%, to $132,984 in the three months ended September 30, 2010, from $159,502 in the same period in 2009. In 2009, we spent more on sales and marketing efforts to maintain our sales due to the tough market conditions at the time. Market conditions have improved during the 2010 period and our selling and marketing expenses have stabilized.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes. Our general and administrative expenses increased $39,167, or 17.34%, to $265,083 in the three months ended September 30, 2010, from $225,916 in the same period in 2009, primarily due to our hiring of more financial and administrative staff during the 2010 period.

Interest expense. Interest expense increased $1,333, or 27.86%, to $6,118 in the three months ended September 30, 2010, from $4,785 in the same period in 2009, primarily due to higher outstanding loan balances during the 2010 period. On November 9, 2009, we renewed a 12-month short term loan with PingAn Bank, Shenzhen, at a 5.5755% interest rate.

Other income. Other income was $39,698 in the three months ended September 30, 2010, a $32,420, or 44.95% decrease from the same period in 2009. Included in other income in the three months ended September 30, 2010, was $74,501 in government grants.

Income before provision for income taxes. Our income before provision for income taxes increased to $888,361 in the three months ended September 30, 2010 from $59,140 in the same period last year, primarily because our cost of goods sold decreased during the 2010 period.

Income taxes. Our income tax increased to $133,568 in the three months ended September 30, 2010 from $4,300 in the same period last year. Such increase was mainly due to the discontinuation of certain preferential tax treatments. Skyrise Technology has been entitled to certain tax exemptions and reductions available to software companies. Under these "tax holidays," Skyrise Technology was entitled to exemption from earned income taxes for 3 years and reduced tax rates for 2 years after that, effective as of 2007. Therefore, Skyrise Technology incurred no income tax expenses during fiscal years 2008 and 2009 and will pay a reduced tax rate of 12.5% during fiscal years 2010 and 2011.

Net income. In the three months ended September 30, 2010, we generated a net income of $754,793, an increase of $699,953, from $54,840 in the same period in 2009, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	(unaudited)		(unaudited)
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Revenues	$6,037,300	100%	$3,998,618	100%
Cost of goods sold	3,388,046	56.12%	2,931,042	73.30%
Gross profit	2,649,254	43.88%	1,067,576	26.70%
Selling and marketing expenses	(371,570)	(6.15)%	(395,141)	(9.88)%
General and administrative expenses	(761,180)	(12.61)%	(588,770)	(14.73)%
Income (loss) from operations	1,516,504	25.12%	83,665	2.09%
Other income (expenses)
Other income	1,481	0.02%	908	0.02%
Government grant	158,802	2.63%	193,697	4.84%
Interest expense	(19,370)	(0.32)%	(16,478)	(0.41)%
Total other income (expenses)	140,913	2.33%	178,127	4.45%
Income before provision for income taxes	1,657,417	27.45%	261,792	6.54%
Provision for income taxes	(169,332)	(2.80)%	(4,300)	(0.11)%
Net income	1,488,085	24.65%	257,492	6.44%
Other comprehensive income
Foreign currency translation gain (loss)	113,527	1.88%	32,905	0.82%
Total comprehensive income	$1,601,612	26.53%	$290,397	7.26%

Revenues. Our sales revenue increased to $6,037,300 in the nine months ended September 30, 2010 from $3,998,618 in the same period last year, representing an 50.98% growth period-on-period. The growth was mainly due to improved economic conditions during the 2010 period as compared to the same period of 2009, and an increase in new customers due to our escalated marketing and sales efforts. Sales to new customers accounted for 60% of total sales and 98% of our sales growth, while sales to existing customers accounted for 40% of total sales, and 2% of our sales growth.

Cost of good sold. Our cost of goods sold increased $457,004, or 15.59%, to $3,388,046 in the nine months ended September 30, 2010 from $2,931,042 in the same period in 2009. The cost of goods sold as a percentage of revenue decreased to 56.12% in 2010, from 73.30% in 2009. During the nine months ended September 30, 2009, the price of the LCD screens that we use in our products were approximately 30% higher than in the same 2008 and 2010 periods, due to high demand for such components during the 2009 period.

Gross profit and gross margin. Our gross profit increased $1,581,678, or 148.16%, to $2,649,254, in the nine months ended September 30, 2010, from $1,067,576 in the same period in 2009. Gross profit as a percentage of net revenue was 43.88% and 26.70% for the nine months ended September 30, 2010 and 2009, respectively, because the price of LCD screens, a primary electronic component used in our products, decreased by approximately 30% from the price of such products in 2008 and 2010, which reduced the overall cost of our products.

Selling and marketing expenses. Our selling and marketing expenses decreased $23,571, or 5.97%, to $371,570 in the nine months ended September 30, 2010, from $395,141 in the same period in 2009. In 2009, we incurred higher marketing expenses in order to attract and maintain our sales levels due in part to the challenging market conditions at the time. Market condition have improved during the 2010 period and our selling and marketing expenses have stabilized.

General and administrative expenses. Our general and administrative expenses increased $172,410, or 29.28%, to $761,180 in the nine months ended September 30, 2010, from $588,770 in the same period in 2009, primarily due to our hiring of more financial and administrative staff during the 2010 period.

Interest expense. Interest expense increased $2,892, or 17.55%, to $19,370 in the nine months ended September 30, 2010, from $16,478 in the same period in 2009, primarily due to higher outstanding loan balances during the 2010 period. On November 9, 2009, we renewed a 12-month short term loan PingAn Bank, Shenzhen, at a 5.5755% interest rate.

Other income. Other income was $160,283 in the nine months ended September 30, 2010, a $34,322, or 17.64%, decrease from the same period in 2009. Included in other income in the nine months ended September 30, 2010 was $158,802 in government grants.

Income before provision for income taxes. Our income before provision for income taxes increased to $1,657,417 in the nine months ended September 30, 2010 from $261,792 in the same period last year.

Income taxes. Our income tax increased to $169,332 in the nine months ended September 30, 2010, from $4,300 in the same period last year. Such increase was mainly due to the discontinuation of certain preferential tax treatments. Skyrise Technology has been entitled to certain tax exemptions and reductions available to software companies. Under these "tax holidays," Skyrise Technology was entitled to exemption from earned income taxes for 3 years and reduced tax rates for 2 years thereafter, effective as of 2007. Therefore, Skyrise Technology incurred no income tax expenses during fiscal years 2008 and 2009 and will pay a reduced tax rate of 12.5% during fiscal years 2010 and 2011.

Net income. In the nine months ended September 30, 2010, we generated a net income of $1,488,085, an increase of $1,230,593, from $257,492 in the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $338,507, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(24,714)	$547,093
Net cash used in investing activities	(74.472)	(239,546)
Net cash used in financing activities	(65,850)	(619,369)
Effects of exchange rate change in cash	93,825	272
Net decrease in cash and cash equivalents	(71,211)	(311,550)
Cash and cash equivalents at beginning of the period	409,718	508,272
Cash and cash equivalent at end of the period	$338,507	$196,722

Operating Activities

Net cash used by operating activities was $24,714 for the nine months ended September 30, 2010, as compared to $547,093 provided by operating activities for the same period in 2009.

The change in net cash from operating activities from period to period was primarily attributable to a $0.4 million increase in account receivables, a $0.6 million increase in deposits and prepaid expenses and a $0.8 million increase in inventory for the nine month period ended September 30, 2010 as compared to the same period in 2009.

These changes were mainly due to the expansion of our business and operations in the 2010 period, during which we were able to take on larger contracts which led to a lengthening of our average payment cycle during the period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $74,472, as compared to $239,546 for the same period in 2009. The decrease was mainly due to our reduced investment in property, plant and equipment for the nine months ended September 30. 2010. For the same period of 2009, we invested in new equipment to support our product line expansion.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $65,850, as compared to $619,369 used for the same period in 2009, primarily due to our repayment of all but one outstanding short term debt held during the 2009 period. As of September 30, 2010, we had one bank loan outstanding, from PingAn Bank, Shenzhen, in the amount of RMB 2,500,000 (approximately $374,250). The loan was for a period of 12 months and was repaid in full prior to its November 10, 2010 maturity date.

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

We are also obligated to deliver 500,000 shares of our common stock to JW Junwei Financial Group, or Junwei, in five equal installments, commencing on December 31, 2009, pursuant to an exclusive financial advisory agreement, dated December 10, 2007, between the company and Junwei,. Under the terms of the agreement, Junwei is obligated to provide the Company with financial advisory services over a five-year term commencing on January 1, 2008 and ending on December 31, 2012 and the Company has agreed to Junwei's exclusivity as its financial advisor during such period.

CCG Investor Relations Partners LLC, CCG, to the terms and conditions of a letter agreement dated January 1, 2010, is entitled to purchase up to 200,000 shares of fully-paid and non-assessable shares of our common stock, at a price equivalent to the price of any financing involving the sales of equity securities over the 12 month period.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Basic of consolidation and presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

For accounting purposes, the combination of the company and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company's financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders' equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

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

Economic and political risk

The Company's business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China's political, economic and legal environments may influence the Company's business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

Revenue recognition

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured, (v) customer acceptance through successful testing of the products by the customer. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Revenue from standalone maintenance service is recognized upon delivery of services and customer acceptance. Revenue from period maintenance is recognized over the life of the maintenance agreements. Revenue from maintenance service of contracts of multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services. We establish selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with ASC 605.35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, that is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent; the Company recognizes PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involves more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605.35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

System integration projects are billed in accordance with contract terms, which typically require partial payment at the signing of the contract, at delivery and customer acceptance dates, with the remainder due within a stated period of time not exceeding 12 months. Occasionally, the Company enters into contracts which allow a percentage of the total contract price to be paid one to three years after completion of the system integration project. Revenues on these extended payments are recognized upon completion of the terms specified in the contract and when collectability is reasonably assured.

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experience. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns the hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within one year of completion of the work performed. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the current accounting period.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company's products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Shipping and handing

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $4,858 and $7,116 for the three months ended September 30, 2010 and September 30, 2009, respectively. Shipping and handling costs amounted to $16,047and $13,700 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Advertising

Advertising costs are included in selling and marketing expenses which totaled $1,986 and $1,832 for the three months ended September 30, 2010 and September 30, 2009, respectively. Advertisement costs amounted to $5,018 and $3,225 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Research and development costs

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $158,415 and $109,988 for the three months ended September 30, 2010 and September 30, 2009, respectively. Research and development costs amounted to $383,452 and $300,075 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

Government grant

Government grants represent local authority grants to the company for software development. Grants are recognized when the local authority approves the grant.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSD, are the United States Dollars ($) and Chinese Renminbi (RMB) respectively.

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $146,865 as of September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 and September 30, 2009 were translated at RM6.68 to $1.00 and RMB6.84 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2010 and September 30, 2009 were RMB 6.960 and RMB 6.84 to $1.00, respectively.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets' residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Long-lived assets

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment.” An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

Capitalized internal-use software

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software.” To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Intangible assets

The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years.

Goodwill

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company's fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the sale and development of digital home security networks, peripherals and software and SSD is engaged in the sale and development of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products, and technical obsolescence of products. When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

Allowance for doubtful accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended September 30, 2010 and year ended December 31, 2009 are $nil. Bad debts written off for the three months ended September 30, 2010 and September 30, 2009 and for the nine months ended September 30, 2010 and September 30, 2009 are $nil.

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

Retirement benefit costs

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

Income taxes

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2010 and December 31, 2009.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

Product warranties

Substantially all of the Company's products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended September 30, 2010 and September 30, 2009. The product warranty reserve was $nil at September 30, 2010 and December 31, 2009.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value,” which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.” This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees.

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

In January 2010, FASB issued ASU No. 2010-01, "Accounting for Distributions to Shareholders with Components of Stock and Cash." The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – "Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification." The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this Update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined it does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – "Improving Disclosures about Fair Value Measurements." This Update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance, however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, "Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Mingchun Zhou and our Chief Financial Officer, Ms. Dongmei Wu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon, and as of the date of this evaluation, Mr. Zhou and Ms. Wu, determined that, as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective pursuant to Rule 13a-15(e).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 22, 2010	CHINA SKYRISE DIGITAL SERVICE INC.

By: /s/ Mingchun Zhou
Mingchun Zhou, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Dongmei Wu
Dongmei Wu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)