Form 10-K
period 2010-12-31
China Skyrise Digital Service Inc.
filed 2011-04-01
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTCQB Marketplace maintained by Pink OTC Markets Inc.) was approximately $14.5 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 21,433,550 shares of the registrant’s common stock outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SKYRISE DIGITAL SERVICE INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “We,” “us,” “our,” or the “Company” are to the combined business of China Skyise and its consolidated subsidiaries, United Digital, Skyrise Technology and Skyrise Digital;
  “China Skyrise” are to China Skyrise Digital Service Inc., a Nevada corporation;
  “United Digital” are to United Digital Home H.K. Group Company Limited, a Hong Kong limited company;
  “Skyrise Technology” are to Shenzhen Skyrise Technology Co., Ltd., a PRC limited company;
  “Skyrise Digital” are to Shenzhen Skyrise Digital Electronics Co., Ltd., a PRC limited company;
  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “PRC” and “China” are to the People’s Republic of China;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Renminbi” and “RMB” are to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are engaged in the development and sale of digital residential intercom and safety products. We are also developing a system-on-chip product, as well as community e-business value-added services which we expect will generate recurring revenues from our existing clients.

Our customers are primarily urban and suburban residents in multifamily dwellings, property managers, real estate developments, engineering companies and system integration companies in China. We plan to expand our customer base by marketing our products to commercial entities and customers, such as airports, hotels, banks, supermarkets and entertainment venues. Our customers are spread across China, including Hong Kong, Macao and Taiwan but are primarily located in the coastal and central metropolitan regions, such as Beijing, Shanghai, Guangzhou and Shenzhen.

Our revenues are mainly derived from sale of digital residential intercom and safety products. Revenues derived from the sale of our products are not concentrated within any one customer or group of related customers.

Our digital residential intercom and safety products are comprised of manufactured electronic components, specifically LCD screens and integrated circuits—that we source from domestic suppliers based in the Shenzhen, China.

Our sales network covers most major metropolitan regions in China  including Beijing, Shanghai, Guangzhou and Shenzhen. We have more than 10 branch offices and distribution points.

Our corporate headquarters is located at 4/F, M-3rd Building, Hi-tech Industrial Park, Nanshan District, Shenzhen 518070, People’s Republic of China, and our telephone number is (86) 755 26012511. We maintain a website at http://www.chinaskyrise.com that contains information about us, but that information is not a part of this report.

Our Corporate History and Background

We were incorporated on June 5, 2006 in the State of Nevada under the name Getpokerrakeback.com. We commenced business by developing and launching our web site getpokerrakeback.com on which we offered “rake backs” to online poker players. On September 10, 2008, we entered into and closed a stock purchase agreement, or the Stock Purchase Agreement, with Flourishing Wisdom Holdings Limited, or Flourishing Wisdom, a Samoan limited company, and Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at the time, pursuant to which, Flourishing Wisdom purchased 2,500,000 shares of our common stock from Steven Goertz, representing 54% of our issued and outstanding common stock as of the closing, for $555,000, or $0.22 per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder. From and after the closing of the Stock Purchase Agreement, until September 25, 2009, we were a shell company and were no longer engaged in the business of marketing and promoting getpokerrakeback.com. Instead, our business plan consisted of the exploration of potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

On September 25, 2009, we completed a reverse acquisition transaction through a share exchange with United Digital, whereby we acquired 100% of the issued and outstanding capital stock of United Digital in exchange for 12,379,800 shares of our common stock, or 72.8% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. For accounting purposes, the share exchange transaction with United Digital was treated as a reverse acquisition, with United Digital as the acquirer and China Skyrise Digital Service Inc. as the acquired party.

As a result of the reverse acquisition of United Digital, our main business became the business of United Digital and its subsidiaries, namely, the development and sale for digital residential intercom and safety products in China. On September 25, 2009, we changed our name to China Skyrise Digital Service Inc., to more accurately reflect our new business operations.

Our Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure.

Our Industry and Principal Market

A residential intercom and safety system is one of the most important subsystems of overall residential real property safety and security, and the residential intercom and safety industry is currently undergoing a turbulent period of transformation from analog to digital. We have become one of the leading companies in the digital residential intercom and safety industry in China, largely attributable to the high level quality of our digital residential intercom and safety products.

The residential intercom and safety industry in China has grown over the past three decades. At present, there are over 300 mid- to large-sized manufacturers.  We believe that only 30 companies in our industry sector have more than 100 employees. Most of the manufacturers in this industry can only provide analog products. Domestic residential intercom and safety products account for over 90% of the market share and imported products account for the remaining 10%. Due to the fast economic growth and growing real estate market in Guangdong Province, residential intercom and safety products and accessories in Guangdong Province have been rapidly developed and have made Guangdong Province the center of the residential intercom and safety industry.

Competition in the market for residential intercom and safety systems remains intense, however, based on data obtained from the Guangdong Public Security Protection Technology Association, few of our competitors have the mature technology for digital products.

During recent years, the residential intercom and safety market has grown alongside of the PRC real estate industry.

The PRC state government committed to invest RMB 900 billion during 2009 to 2011 in the construction of low-priced housing. According to the Guangdong Public Security Protection Technology Association, mid- to low-priced commercial residential housings and public rental housing is projected to expand. We believe that the government's efforts in encouraging low-priced and mid-to-small sized commercial housing will further drive the demands for residential intercom products.

In January, 2010, the State Council General Office resolved to encourage healthy development of the real estate market to increase the supply of land for housing construction and develop utilities to increase the supply of low-cost and commercial housing.

We believe that the rapid replacement and update of residential intercom and safety products, and the increasing concerns about community security will drive demand for updated intercom products with optimized functions will increase, which, in turn will continue to stimulate growth in our industry.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and distinguish us from our competitors:

  Innovative Products and Services: Our research and development team strives to rapidly react to changing market conditions, quickly adapt to the latest technical developments, and develop new features which enable us to capitalize on the latest consumer trends. We believe that the technology used in our digital products helps us to offer advanced products to our clients, at a premium rate. In addition, we believe that, as a result of our technical capabilities, businesses in the vertical digital intercom and safety industry (i.e. chip suppliers, network service providers, content providers) are willing to cooperate and partner with us in developing advanced service solutions that carry higher profit margins.

  Full Series of Digital Products: We believe our product offerings allow us to cover a varying degree of customer needs, ranging from the low to high end of the digital market. We believe our low-end digital residential intercom and safety products compare favorably to high-end analog products in the marketplace. Our new system-on-chip solution and community e-business value-added services are designed to allow us to target upstream and downstream, respectively, of the digital residential intercom and safety industry and help us to form a complete value chain in the market.

  Industry Leading Marketing and Sales Team: Our strong marketing and sales organization brings us quality clients. We also have the ability to rapidly expand our sales coverage once additional funding becomes available to support additional projects.

  Strict Quality and Process Management: We are committed to rapidly respond to customer demands and offer superior products and service by streamlining manufacturing processes and enhancing employee professional development. We believe that the quality of our products comes, in large part, from our ability to identify, analyze and solve problems, as well as preventing their reoccurrence.

Our Growth Strategy

We believe that China’s highly fragmented residential intercom and safety industry and rapidly growing market provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  Residential Real Estate Market: We plan to capitalize on anticipated  growth of China’s real estate industry. The residential intercom and safety industry is  transitioning  from analog intercom to digital solutions, which aligns with our product offerings.  We will continue to invest in research and development to maintain innovative and quality products, and increase our overall market share in the residential intercom and safety industry. We will also expand our business into the conversion of existing residential neighborhoods from analog intercom to digital solutions.

  System-on-Chip Solution: We continue to enhance and expand our core products and further expand our customer base by developing our new system-on-chip solution. Through our system-on-chip program, we have worked out the integration of the hardware and software used in our digital intercom system onto a single chipset, which will reduce the overall cost of our products. We have also marketed this product to companies that do not have their own research and development capabilities.

  Value Added Services: We plan to extend our presence on the vertical value chain. Our current digital hardware and network solutions provide a digital platform on top of which we could offer value-added services, such as property management, bill pay, food delivery orders, dry clean, and advertisement. We expect such service revenue to make up a significant portion of our future revenue.

  Pursue Strategic Acquisitions to Augment Strong Internal Growth: We expect that acquisitions will enable our geographic expansion, enhance our competitive advantages, provide licensing and recurring revenue opportunities and propel our expansion into high-growth enterprise class markets.

Our Products and Services

We develop and sell digital residential intercom and safety products and solutions in China. In 2010, we derived most of our revenue from the sales of digital residential intercom and safety products in urban and suburban homes. Commencing in the fourth quarter, our system-on-chip integration solution has begun to contribute to our sales growth.

We manufacture the key components of digital residential intercom and safety products for residential use, and rely on third-party electronic assembling companies to assemble the products utilizing our technology.  Our main products include standalone DVRs, embedded DVRs, mobile DVRs, digital cameras, intelligent control system software platforms, perimeter security alarm systems monitors, and auxiliary apparatuses.

Our security monitors provide high-definition video, reliability and color reducibility, including SVM LCD monitors, SVM CRT monitors and other high-quality monitors. The SVM series are based on the latest 3D digital graphic design technology. The structure of the product adopts the single-oriented design which embodies the light, thin characteristics of both the LCD and CRT products. Our other monitor products include LCD multiple screen combination panel walls, LCD advertising players, built-in quadruple LCD/CRT monitors, IP monitor, and progressive scanning color digital monitors. We market our monitors in four models, Standard, High-end, Luxury and Wireless. The specifications of each monitor are provided below:

Standard Model: LCD touch screen: 4 in/5.6 in Compliant to telecom SP specifications Support VoIP
High-end Model: LCD tough screen: 10.2 in Build-in CMOS color camera
Luxury Model: ABS material shell Build-in custom UI skins
Wireless Model: Rechargeable lithium battery with one hour usage time Build-in WiFi or 3G services External microphone, compliant with home phones or as a standalone 3G terminal

We are also developing system-on-chip solutions and community e-business value-added services, both of which are based on digital network technology. System-on-chip involves the integration of the hardware and software used in our digital intercom system onto a single chipset, which we expect will reduce the overall cost of our products. We have also marketed this product to companies that do not have their own research and development capabilities. System-on-chip products target upstream markets, with the potential customers being other manufacturers in the industry who lack the mature technology necessary for digital residential intercom and safety products.

Community e-business value-added services target the downstream market, with the potential customers being the end users of the digital residential intercom and safety products Our current digital hardware and network solutions provide a digital platform on top of which we could offer value-added services, such as property management, bill pay, food delivery orders, dry clean, and advertisement. Our value-added services will be offered via the same platform on which we offer our digital residential intercom and safety products, which can bring us recurring revenue from existing customers.

We expect such service revenue to make up a significant portion of our future revenue

Our Supplier Relationships

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

The following is a list of our principal suppliers of hardware for certain of our products:

Supplier	Primary Items Supplied
Shenzhen Weierjian Technology Co. Ltd.	Integrated Circuits
Shenzhen Xinyeheng Technology Co. Ltd.	Integrated Circuits
Shenzhen QuanAn Technology Development Co. Ltd.	Integrated Circuits
Shenzhen Langtuo Electronic Technology Co. Ltd.	Integrated Circuits
Shenzhen Kedimei Technology, Co. Ltd.	Integrated Circuits
Dongguan Changan Shangming Plastics Products Plant	Mold
Shenzhen Huangjinyan Industrial Co. Ltd.	OEM Product
Shenzhen Taiyu Kaida Technology Development Co. Ltd.	Monitor

We develop most of our own software, including drivers, embedded software, and software applications. We utilize the open-source real-time Linux OS for our home monitor endpoints, and use Linux and Apache/Tomcat for our central server architecture. The monitor and server software are all open-source products which we can use free of licensing fees.

Our Customers and Marketing Efforts

Our customers are primarily urban and suburban residential communities, real estate development companies, engineering companies and system integration companies. Our customers include: Shenzhen Youka Technology, Ltd., Hangzhou Greentown Group, Yangzhou Jinghua Chengzhongcheng living city Ltd., China Telecom Project Ltd. Guangdong Branch and Shenzhen Zhenye Group.

A large percentage of our revenues are derived from the sales of digital residential intercom and safety products. The existing end customers can form client basis of our community e-business value –added service, which will be developed in the near future and bring recurring revenue.

We market and promote our products through: participation in various industrial shows to display our products; advertising in industrial magazines and periodicals to introduce and promote our products; utilizing internet forums such as the public safety network and Chinese Security Association network, to promote our products; and relying on word-of-mouth marketing and referrals from current customers.

We believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of competitors that are strong in direct sales and channels to compliment our strengths in product design, integration, and implementation. We believe that this strategy would result in driving our strength in products to a wider client base.

We have sales offices at the following locations in coastal and central China:

Office	Location
Shenzhen	Shenzhen, Guangdong Province
Guangzhou	Guangzhou, Guangdong Province
Beijing	Beijing
Shanghai	Shanghai
Zhengzhou	Zhengzhou, Henan Province
Haikou	Hiakou, Hainan Province
Hefei	Hefei, Anhui Province
Hangzhou	Hangzhou, Zhejiang Province
Nanjing	Nanjing, Jiangsu Province
Hubei	Wuhan, Hubei Province
Shenyang	Shenyang, Liaoning Province

Our Competition

There are many companies in China engaged in the business of marketing residential intercom and safety products. However, the digital residential intercom and safety industry in China is still nascent and no company has yet attained a market leadership position.

In our industry, competition is based on price, product quality and a company's ability to distribute products, and ability to provide after-sales service. Our primary competition comes from Shenzhen Shidean Technology Industries Co., Ltd., Guangzhou Anjubao Technology Co., Ltd. and Fujian Aurine Technology Co., Ltd. Additional competition comes from large international companies, such as Honeywell. Some of our international competitors are larger than we are and possess greater name recognition, assets, personnel, sales, and financial resources.

We believe that the quality of our product and our broad sales network enable us to compete favorably in the market for the digital residential intercom and safety products in China.

Our Research and Development Efforts

Our research and development activities focus on developing new products and technologies. We currently have 43 employees dedicated to research and development. We have initiated additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

We also maintain cooperative relationships with third party information technology development firms to develop and improve our technology.

Our Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property.

As of December 31, 2010, we held 12 patents, including one invention patent, and three trademarks, and had five patents or trademarks applications pending.

We require our employees to enter into agreements to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

Our Employees

As of December 31, 2010, we employed a total of 145 full-time employees. The following table sets forth the number of our employees by function.

Function	Number Of Employees
Sales and Marketing Department	55
Customer Service Department	8
Research and Development Department	43
Financial Department	6
Administrative Office	5
Production	28
Total	145

Approximately 56% of our employees hold bachelor degrees, and most majored in computer science.

Our technical personnel are familiar with the digital network technology, thereby enabling us to develop proprietary and innovative technologies that respond to changing market. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

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

General Regulation of Businesses

All intercom and safety products produced in China must satisfy China Public Security Bureau testing standards, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial agency. The products must pass the inspection process administered by the Testing Center for Quality of Security & Police Electronic Products, an agency of the PRC’s Ministry of Public Security, and the most authoritative quality assurance institution for security products in the PRC. All functions of the Company’s products passed the quality assurance inspection, including their data-reading, controlling, alarming, data communication, anti-tagging, reminding, and emergency response functions. We received the Quality Assurance Report issued by the Center on May 9, 2008 and also received the Security Technology Protection Product Manufacturing Permit from Guangdong province on July 23, 2008. Our facilities have passed the ISO9001: 2000 certification and the China Compulsory Certification (CCC),

The Administrative Measures on Software Products promulgated by the PRC Ministry of Information Industry, or MII, on October 27, 2000 regulate the development and sale of computer software or software embedded in information systems or equipment provided to users and computer software in conjunction with computer information systems integration or application services or other technical services in China. The measures prohibit the development, production, sale, export or import of software products that infringe third-party intellectual property rights, contain computer viruses, endanger the safety of computer systems, contain content prohibited by the PRC government or do not comply with applicable software standards of the PRC. All software products to be sold or operated in China must be tested by a testing organization authorized by the MII and approved by, and registered with, the MII or its provincial-level counterparts. The registration is valid for a five-year period and can be renewed. The measures also require software product manufacturers to have a business scope that includes computer software business (including software technology development or production of software products), have the conditions and technical strength for software production, and have a fixed production base and the procedures and capability to guarantee product quality. We are in compliance with the foregoing requirements.

Environmental Matters

Our operations are not subject to any environmental regulations.

Foreign Currency Exchange

Our sales revenue and expenses are mainly denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, and domestic-invested enterprises established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 15% and 33% respectively. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions, such as companies designated as High- and New-Technology Enterprises which may enjoy a reduced EIT of 15%. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.

For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Skyrise Technology is considered an FIE and is directly held by our subsidiary in Hong Kong, United Digital. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to United Digital by Skyrise Technology, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sales of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne, and part of VAT for software sales can also be refund by tax bureau to encourage software development.

Dividend Distribution

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations.

Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since its adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

2006 M&A Rule

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, referred to as the 2006 M&A Rule, which became effective on September 8, 2006, and was amended in 2009. The 2006 M&A Rule regulates “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rule, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On September 25, 2009, our Chairman and Chief Executive Officer, Mr. Mingchun Zhou, entered into an option agreement with Mr. Kin Keung Lai, pursuant to which Mr. Zhou was granted an option, exercisable during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof, to purchase all shares of our common stock currently owned or later acquired by Mr. Lai. On September 27, 2010, Mr. Zhou exercised this option, thereby becoming our controlling stockholder. His acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Skyrise Technology constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of United Digital are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions Mr. Zhou became the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of United Digital and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.

Insurance

Insurance companies in China offer limited business insurance products. We carry insurance against such losses and risks and in such amounts as are customary in our business and in our geographic areas in China, such as insurance for plant. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. In the event that our insurance is not deemed to cover a claim, we could face liability from the interruption of our business as summarized under Item 1A “Risk Factors—Risks Related to Our Business—We have limited insurance coverage in China” and “—Our business and reputation as a provider of high quality residential digital products and services may be adversely affected by product defects or performance.”

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

Most of our revenues derive from the sales of digital residential intercom and safety systems. Our customers are primarily urban and suburban residents in multifamily dwellings, real estate developments, property management companies, engineering companies and system integration companies. We manufacture and sell digital residential intercom and safety products for these customers and generate revenues from the sale from these products to our customers. After we have manufactured and sold the products at any particular customer site, we have generated the revenues from that particular client. Each client could form part of our customer basis for our community e-business value-added service, and additional recurring revenue can be generated from such business. If the subsequent value-added service business could not be developed and operated well, we will loss the recurring revenue source.

Our products often are subject to testing, inspection and approval.

We frequently supply products pursuant to agreements with general contractors. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance.

We face risks related to general domestic and global economic conditions.

Our current operating cash flows combined with access to the credit markets afford us sufficient short term liquidity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

Risks related to the development of real estate industry

As a provider of digital residential intercom and safety solutions, our products are mainly used in residential communities in different areas in China. Therefore, the development of real estate industry has a material effect on our business. During recent years, there has been excessive investment and fast increases in real estate prices. In the event of a slow-down of the development of Chinese economy or unfavorable regulatory policies adopted by the government, real estate industry will be greatly affected.  If we are unable to correctly predict the development of real estate industry and adjust the business act of the Company, our business and financial performance will be materially adversely affected.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.

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

Historically, cash flows from operations and borrowings from banks and other institutions have afforded us sufficient liquidity. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants in 2010 and expect to be out of compliance with these covenants during fiscal 2011. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have few difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In response to the recent economic downturn, beginning in late 2007, we have begun to tighten the terms of our credit to customers and have shortened customer payment schedules in order to reduce our exposure to possible bad debt. In addition, have turned down some opportunities those we believed carried unfavorable payment terms. We believe that we will be able to collect current amounts due from our customers.

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

Our success relies on our management’s ability to understand the residential digital intercom and safety industry.

We target the rapidly evolving residential market for our digital residential intercom and safety products. As such, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industry and changes in our customers’ requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The digital residential intercom and safety products industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the residential digital intercom and safety industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

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

We may not be able to maintain or improve our competitive position in the residential digital intercom and safety industry, and we expect this competition to continue to intensify.

China’s digital residential intercom and safety industry is nascent and rapidly evolving. Our primary competition comes from domestic companies such as Shenzhen Shidean Technology Industries Co., Ltd., Guangzhou Anjubao Technology Co., Ltd. and Fujian Aurine Technology Co., Ltd. Additional competition comes from large international companies such as Honeywell. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources and may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and marketing.  They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

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

We have limited insurance coverage in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Mingchun Zhou, our Chief Financial Officer, Mr. Jiabo Fan, and our Vice President of Marketing and Sales, Mr. Weibing Wang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed companies with operations in China, we may have to expend significant resources to investigate and resolve or defend ourselves, which could harm our business operations, stock price and reputation and result in a loss of your investment in our stock, especially if we are unable to address or resolve such matters favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like ours that have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of such scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed China-based companies has sharply decreased in value and, in some cases, has become virtually worthless. Furthermore, many of these companies are conducting internal and external investigations into such allegations and in the interim are subject to trading halts, SEC investigative and enforcement actions and shareholder lawsuits. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. Such a development would be costly and time consuming and would distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely harmed and your investment in our stock could be rendered worthless.

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
  Control of foreign exchange;
  Methods of allocating resources;

  Balance of payments position;
  International trade restrictions; and
  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

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

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Skyrise Technology constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, referred to as the 2006 M&A Rule, which regulate “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1 “Business—Regulation—2006 M&A Rule” for a detailed discussion of the 2006 M&A Rule.

The PRC regulatory authorities may take the view that Mr. Mingchun Zhou’s acquisition of our equity interest (following exercise of his option), or the Acquisition, and the reverse acquisition of United Digital are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions, Mr. Zhou became the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB Marketplace which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB Marketplace. The OTCQB Marketplace is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB Marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive offices and base of operations are located in Shenzhen, China. We currently lease approximately 1,890 square meters of space from Shenzhen Shunping Industrial Co., Ltd. Our which lease expires on June 14, 2011. Under the lease agreement, we pay monthly rent of RMB35 per square meter, or RMB66,150 (approximately $9,730) per month. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CSKD” on the OTCQB Marketplace maintained by the Pink OTC Markets Inc., but has not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number of our common stock is 37427P101.

The prices below prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$2.00	$1.04
2nd Quarter	2.00	0.80
3rd Quarter	2.00	0.95
4th Quarter	1.01	0.25

Year Ended December 31, 2009
1st Quarter	3.50	0.50
2nd Quarter	1.00	1.00
3rd Quarter	2.38	1.00
4th Quarter	2.35	0.63
______________________________

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 30, 2011, there were approximately 127 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and sell digital residential intercom and safety products. We are also developing a system-on-chip product, as well as community e-business value-added services which we expect will generate recurring revenues from our existing clients.

Our customers are primarily urban and suburban residents in multifamily dwellings, property managers, real estate developments, engineering companies and system integration companies in China. We plan to expand our customer base by marketing our products to commercial entities and customers, such as airports, hotels, banks, supermarkets and entertainment venues. Our customers are spread across China, including Hong Kong, Macao and Taiwan but are primarily located in the major metropolitan regions, such as Beijing, Shanghai, Guangzhou and Shenzhen.

Our revenues are mainly derived from sales of digital residential intercom and safety products. Revenues derived from the sale of our products are not concentrated within any one customer or group of related customers.

Our digital residential intercom and safety products are comprised of manufactured electronic components—in particular LCD screens and integrated circuits—that we source from domestic suppliers based in the Shenzhen, China.

Our sales network covers most coastal and central metropolitan regions including Beijing, Shanghai, Guangzhou and Shenzhen. We have more than 10 branch offices and distribution points.

2010 Financial Performance Highlights

In fiscal year 2010, our revenues, gross profit, gross margin and net income increased significantly from last year, due largely to improved economic conditions in 2010.

The following are some financial highlights for the 2010 fiscal year:

  Revenues: Revenues increased $3.36 million, or 49%, to $10.22 million for the fiscal year ended December 31, 2010 from $6.86 million last year.

  Gross Margin: Gross margin was 38.63% for the fiscal year ended December 31, 2010, as compared to 31.47% last year.

  Net Income: Net income increased $0.79 million, or 75.34%, to $1.85 million for the fiscal year ended December 31, 2010 from $1.05 million last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.0872 for the fiscal year ended December 31, 2010, as compared to $0.0541 last year.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Despite the global economic turmoil which resulted in a slowing of its growth rate, China experienced significant economic growth in recent years, achieving a 10.1% growth rate in gross domestic product in 2010. China appears to be emerging from the economic slowdown and is expected to experience continued growth in all areas of investment and consumption.

  PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption.

  Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit from this policy. An executive order has been announced that the PRC Central Government will improve the living standard in the country’s rural areas by subsidizing the purchase of any electric household appliance for every household in the rural area. In addition, the policy indicates a strong determination to improve telecommunication in all rural areas. We expect to indirectly benefit from the economic stimulus plan through an increase in orders from our customers who are real estate development companies.

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

Skyrise Technology was entitled to certain tax exemptions and reductions available to software companies under tax regulations in place prior to the EIT Law. Under these “tax holidays,” Skyrise Technology was entitled to exemption from EIT for 2 years and reduced tax rates for 3 years after that, effective from fiscal year of 2008. Therefore, this company incurred no income tax expenses during fiscal years 2008 and 2009 and paid a reduced rate of 11% during fiscal year 2010. We expect to pay a reduced tax rate of 12% during fiscal year 2011, and will be required to pay the full tax rate of 25% commencing in fiscal year 2012, unless our subsidiaries qualify for reduced tax treatment as High- and New-Technology Enterprises. Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced EIT rate of 15%. Skyrise Technology is designated as High- and New-Technology Enterprise and enjoys the reduced income tax rate. However, there can be no assurance that Skyrise Technology will continue to qualify as a High- and New-Technology Enterprise.

Prior to the EIT Law, Skyrise Digital, as a software company, entitled a preferential income tax rate of 15%. According to the EIT Law, the income tax rate should be changed to 25% gradually from year 2008 to year 2012. The transiting tax rates for years 2008, 2009, 2010 and 2011 are 18% , 20%, 22% and 24% respectively,

See Item 1 “Business—Regulation—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our revenues.

	Year Ended December 31,			Year Ended December 31,
	2010			2009
		Percent of			Percent of
	Amount	Revenues		Amount	Revenues
Revenues	$10,217,061	100%		$6,856,198	100%
Cost of goods sold	(6,269,940)	(61.36%	)	(4,698,295)	(68.53%	)
Gross profit	3,947,121	38.63%		2,157,903	31.47%
Selling and marketing expenses	(682,692)	(6.68%	)	(532,492)	(7.77)%
General and administrative expenses	(1,470,068)	(14.39%	)	(792,001)	(11.55)%
Income from operations	1,794,361	17.56%		833,410	12.16%
Other income (expenses)
Other income	1,582	0%		3,672	0.05%
Government grant	380,394	3.72%		242,948	3.54%
Interest expense	(30,080)	(0.30%	)	(22,638)	(0.33)%
Total other income (expenses)	351,896	3.44%		223,982	3.27%
Income before provision for income taxes	2,146,257	21.00%		1,057,392	15.42%
Provision for income taxes	(299,770)	(2.92%	)	(4,301)	(0.06)%
Net income	1,846,487	18.07%		1,053,091	15.36%
Foreign currency translation gain	154,891	1.5%		656	0.01%
Total comprehensive income	$2,001,378	19.57%		$1,053,747	15.37%

Revenues. Our revenue is mainly derived from the sale of digital intercom packaged solutions. Our revenues increased to $10,217,061 in the fiscal ended December 31, 2010, from $6,856,198 in 2009, representing an increase of 49% year-on-year. The growth was mainly due to improved economic conditions during 2010, as compared to 2009, the growth of our total market scale and our escalated marketing and sales efforts.

Cost of good sold. Our cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of our products. Our cost of goods sold increased $1,571,645, or 33.45%, to $6,269,940 in the fiscal year ended December 31, 2010, from $4,698,295 in 2009. We believe this is consistent with growth in our revenue and sales volume.  Cost of goods sold as a percentage of revenue decreased to 61.36% in 2010, from 68.53% in 2009, as a result of the decrease in the cost of production cost contributed by our strong research and development capacities.

Gross profit and gross margin. Gross profit is equal to the difference between our revenue and the cost of revenue. Our gross profit increased $1,789,218, or 82.91%, to $3,947,121, in the fiscal year ended December 31, 2010, from $2,157,903 in 2009. Gross profit as a percentage of net revenue (gross margin) was 38.63% and 31.47% for the fiscal years ended December 31, 2010 and 2009, respectively. Such increase in gross margin is primarily due to the decrease of production cost contributed by our strong research and development capacities.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other sales related costs. Our selling and marketing expenses increased $150,200, or 28.21%, to $682,692 in the fiscal year ended December 31, 2010, from $532,492 in 2009. To enlarge our business volume and market share, we expended more resources on sales and marketing during 2010. The total selling and marketing expenses increased in line with the increase in revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, research and development cost and other expenses incurred in connection with general corporate purposes. Our general and administrative expenses increased $678,067, or 85.61%, to $1,470,068 in the fiscal year ended December 31, 2010, from $792,001 in 2009, primarily due to increased research and development activities.

Government grant. Government grant represents the value-added tax refund for software sales, which increased in line with revenue.

Interest expense. Interest expense increased $7,442, or 32.87%, to $30,080 in the fiscal year ended December 31, 2010, from $22,638 in 2009, primarily due to higher outstanding loan balances during 2010.

Income taxes. Our income tax increased to $299,770 in the fiscal year ended December 31, 2010, from $4,301 in 2009. Such increase was mainly due to changes in income tax rates. Skyrise Technology has been entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” Skyrise Technology was entitled to exemption or “tax holidays,” from earned income taxes for years 2008 and 2009 and reduced tax rates for years 2010, 2011 and 2012 . Therefore, Skyrise Technology incurred no income tax expenses during fiscal year 2009 and paid a reduced tax rate of 11% during fiscal year 2010.

Net income. In the fiscal year ended December 31, 2010, our a net income was $1,846,487, an increase of $793,396, or 75.34%, from $1,053,091 in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $427,558, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings.

Cash Flow

	Year Ended December 31,
	2010	2009

Net cash (used in) operating activities	(339,842)	$(334,045)
Net cash (used in) investing activities	(128,081)	(269,549)
Net cash provided by financing activities	291,264	500,218
Effects of exchange rate change in cash	194,499	4,822
Net increase (decrease) in cash and cash equivalents	17,840	(98,554)
Cash and cash equivalents at beginning of the year	409,718	508,272
Cash and cash equivalent at end of the year	$427,558	$409,718

Operating activities

Net cash used in operating activities was $339,842 for the fiscal year ended December 31, 2010, as compared to $334,045 net cash used in operating activities for the fiscal year ended December 31, 2009. Our operations are, and expansion will be, mainly supported by cash generated from operating activities. We apply most of our cash to marketing and sales and research and development activities to enhance our competitive position consistent with our strategic goals.

Investing activities

Net cash used in investing activities for the fiscal year ended December 31, 2010 was $128,081, as compared to $269,549 for the fiscal year ended December 31, 2009. The decrease was mainly due to our reduced investment in property, plant and equipment for the 2010 fiscal year. For the 2009 fiscal year, we invested in new equipment to support expansion of our product lines.

Financing activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 was $291,264, as compared to $500,218 in net cash provided by financing activities during 2009. Stockholder contributed capital amounting to $683,593 in 2009, but no such activity in 2010.

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

From time to time, we have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, and have entered into agreements with him to memorialize our obligation to repay these amounts. As of December 31, 2010, the total outstanding amount due to Mr. Zhou is RMB 3,450,000 (approximately, $521,145). These loans are unsecured, interest free and have no fixed repayment term, except for one part amounting to RMB 1,937,000 (approximately, $284,158)and the loan must be repaid before July 10, 2011.

We are also obligated, when the objectives and requirements described in the agreement can be met, to deliver 500,000 shares of our common stock to JW Junwei Financial Group, or Junwei, in five equal installments, commencing on December 31, 2009, pursuant to an exclusive financial advisory agreement, dated December 10, 2007.  Under the terms of the agreement, Junwei is obligated to provide the Company with financial advisory services over a five-year term commencing on January 1, 2008 and ending on December 31, 2012, and is responsible for providing the Company financial advisory services.

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

Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements, including the following:

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

For accounting purposes, the combination of the company and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

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

Revenue Recognition

Sales revenue includes sales of hardware and ready-made software. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. Revenue is recognized upon both the delivery of products and customer acceptance through successful testing of the products by the customer. Upon the delivery of products and successful testing of the products, customer acknowledges the receipts and acceptance of the products, and agrees the risk of loss and the title of products are passed to them instantly.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company also provides repair services. The Company recognized revenue on these services once the services have been rendered.

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

Research and Development Costs

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

Foreign Currency Transaction and Other Comprehensive Income

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

Accumulated other comprehensive income in the consolidated statement of shareholders equity amounted to $188,229 and $33,338 as of December 31, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.59 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.62 to $1.00 and RMB6.82 to $1.00, respectively.

Capitalized Interest Use Software

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2010 or December 31, 2009.

Income Taxes

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and December 31, 2009.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Mingchun Zhou and our Chief Financial Officer, Mr. Jiabo Fan, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based upon, and as of the date of this evaluation, Mr. Zhou and Mr. Fan, determined that, for the reasons disclosed below, as of December 31, 2010, and as of the date of this Report, our disclosure controls and procedures were not effective.

Internal Controls over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls, such that internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management, with the participation and under the supervision of our Chief Executive Officer, Mr. Mingchun Zhou and our Chief Financial Officer, Mr. Jiabo Fan, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2010, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, for the reasons disclosed below, as of December 31, 2010, our internal controls over financial reporting were not effective based on those criteria.

During its audit of our consolidated financial statements for the fiscal year ended December 31, 2010, our management discovered a material weaknesses in our internal controls over financial reporting process, including:

(i)	lack of sufficient accounting personnel qualified in US GAAP;

(ii)	deficiencies in the supervision, monitoring, and annual financial statements preparation and review processes in accordance with US GAAP; and

(iii)	insufficient identification, documentation and review of various reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP.

Management has taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable.

On December 30, 2010, the Board of Directors of the Company appointed Mr. Jiabo Fan as the Company’s new Chief Financial Officer. Prior to joining the Company, Mr. Fan served from August 2003 to November 2010 in various positions with PricewaterhouseCoopers China including as Engagement Manager and Assurance Department Manager. As an Engagement Manager, Mr. Fan was in charge of auditing several PRC and Hong Kong listed companies, in accordance with Chinese Accounting Standards, as well as the auditing of subsidiaries of several multinational corporations in accordance with U.S. GAAP and International Financial Reporting Standards. Mr. Fan holds a Bachelor’s Degree in Finance from Shanghai Jiao Tong University. Our management is confident that, in light of Mr. Fan’s professional history and background, he has the relevant accounting experience, skills and knowledge in the preparation of financial statements and financial reporting disclosures in accordance with US GAAP and applicable SEC regulations.

In addition to the foregoing measures, we plan to take one or more of the following measures to remediate the material weaknesses identified:

  hire additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules;

  engage a qualified external consultant with extensive experience in US GAAP reporting and accounting to assist us in the supervision of the financial reporting process; and

  fine tune our processes for collecting and reviewing information required for the preparation of the financial statements and related footnotes.

Our Board of Directors also intends to establish an independent audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements. An audit committee would be responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting regularly to the Board of Directors.

These functions were previously being performed by the Board of Directors. However, we believe that an independent audit committee performing these functions will help to remediate the material weaknesses identified above.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2010 to contain a material misstatement.

(b) Attestation Report of the Registered Public Accounting Firm

As a smaller reporting Company we are not required to provide a registered public accounting firm’s attestation report on our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Mingchun Zhou	40	Chairman, Chief Executive Officer and President
Jiabo Fan	31	Chief Financial Officer
Weibing Wang	41	Director and Vice President of Marketing and Sales
Shenrong Dong	34	Director

Mr. Mingchun Zhou. Mr. Zhou has been our Chairman, Chief Executive Officer and President since September 25, 2009 and has served as the President of our subsidiaries Skyrise Technology and Skyrise Digital since their inception in May 2003 and April 2008, respectively. Prior to joining us, Mr. Zhou was the founder and served as the Vice President of Yinjie Co. and served as the Chief Executive Officer of Matsumoto Skyrise Co. Mr. Zhou also serves as the president of Shenzhen Saixin Technology, Ltd. Mr. Zhou holds a Bachelor of Science Degree in Engineering from the East China University of Science and Technology and an MBA from the City University of Hong Kong.

Mr. Jiabo Fan. Mr. Fan has served as our Chief Financial Officer since December 30, 2010. Prior to joining us, Mr. Fan served from August 2003 to November 2010 in various positions with PriceWaterhouseCoopers China, including Engagement Manager and Assurance Department Manager. As an Engagement Manager, Mr. Fan was in charge of auditing several PRC and Hong Kong listed companies, in accordance with Chinese Accounting Standards, as well as the auditing of subsidiaries of several multinational corporations in accordance with U.S. GAAP and International Financial Reporting Standards. Mr. Fan holds a Bachelor’s Degree in Finance from Shanghai Jiao Tong University.

Mr. Weibing Wang. Mr. Wang has served as our Director and Vice President of Marketing and Sales since September 25, 2009 and has served as the Vice President of our subsidiaries Skyrise Technology and Skyrise Digital since their inception in May 2003 and April 2008, respectively. Mr. Wang has 13 years industry experience and previously served as the Vice President of Marketing of Yinjie Co. and the Vice President of Sobenskyrise Co. Mr. Wang holds a Bachelor of Science Degree in Engineering from East China University of Science and Technology.

Mr. Shengrong Dong. Mr. Dong has served as our Director since September 25, 2009. Mr. Dong has led the key product strategy for our company for over 7 years. Mr. Dong has 11 years of experience in product design, focusing on circuit design and firmware design and specializing in digital voice and video communication.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Our board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on our board as a whole, in light of our current needs and business priorities. We are a U.S. public company that develops and sells digital residential intercom and safety products in China. Therefore, the board believes that a diversity of professional experiences in the residential intercom and safety industry in China, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the board.

Set forth below is a summary of some of the specific qualifications, attributes, skills and experiences of our directors.

Mingchun Zhou

  Served as President of Skyrise Technology and Skyrise Digital since their inception in May 2003 and April 2008, respectively
  Holds a Bachelor of Science Degree in Engineering and an MBA
  Mr. Zhou’s long-term knowledge of the Company’s business and operations makes him a key member of our management staff and a valuable member of our board of directors

Weibing Wang

  Served as the Vice President of Skyrise Technology and Skyrise Digital since their inception in May 2003 and April 2008, respectively
  Has over 13 years of industry experience
  Holds a Bachelor of Science Degree in Engineering
  Mr. Wang’s long-term knowledge of the Company’s business and operations and his extensive experience in our industry makes him a key member of our management staff and a valuable member of our board of directors

Shenrong Dong

  Has led the key product strategy for our company for over 7 years
  Has 11 years of experience in product design, focusing on circuit design and firmware design and specializing in digital voice and video communication
  Mr. Dong contributes his extensive knowledge and hands-on experience in product design to our board of directors

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

NAME	AGE	POSITION
Yanchun Jiang	36	Vice President, Research and Development of Skyrise Technology and Skyrise Digital

Mr. Yanchun Jiang. Mr. Jiang has served as the Vice President of Research and Development for our operating subsidiaries, Skyrise Technology and Skyrise Digital, since 2007. Mr. Jiang has 13 years of research and development experience. Prior to 2007, Mr. Jiang held development and management positions at Great Wall Computer, Inc. and Huawei Technologies, Co., Ltd.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and Principal Position	Year	Salary ($)	Total ($)
Mingchun Zhou, CEO and President (1)	2010	23,565	23,565
	2009	22,941	22,941

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

Summary of Employment Agreements and Material Terms

Mr. Mingchun Zhou, our Chief Executive Officer, and Mr. Weibing Wang, our Vice President of Sales and Marketing, have executed our standard employment agreement with Skyrise Technology. These employment agreements provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Zhou’s employment agreement provides for an annual salary of RMB192,000 (approximately $29,000) and Mr. Wang’s employment agreement provide for an annual salary of RMB96,000 (approximately $14,000). The employment agreements are set for expiration or renewal in May of 2013.

On December 30, 2010, we entered into an employment agreement with our Chief Financial Officer, Mr. Jiabo Fan. Pursuant to the terms of the employment agreement, Mr. Fan is entitled to a base salary of RMB 33,000 (approximately $5,000) per month, and he is eligible to receive an annual performance bonus at the discretion of our board of directors. Either we or Mr. Fan may terminate the employment agreement for any reason by giving the other party 30 days’ notice, however, if we terminate the agreement without cause (as defined in the employment agreement), we will be obligated to reimburse Mr. Fan for his relocation expenses.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4/F, M-3rd Building, Hi-tech Industrial Park, Nanshan District, Shenzhen 518070, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Mingchun Zhou	Chairman, CEO and President	Common Stock	7,169,471	33.45%
Jiabo Fan	Chief Executive Officer	Common Stock	0	0
Weibing Wang	Director and VP of Marketing and Sales	Common Stock	498,285	2.32%
Shengrong Dong	Director	Common Stock	1,262,542	5.89%
All officers and directors as a group (4 persons named above)		Common Stock	8,930,298	41.66%
5% Security Holders
Feng Yu	-	Common Stock	1,363,750	6.36%
Tonghao Li	-	Common Stock	1,195,051	5.58%
Qiang Wang	-	Common Stock	1,110,384	5.18%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 21,433,550 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2011.

Changes in Control

None.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

  We have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, we entered into a repayment agreement with Mr. Zhou, pursuant to which, we acknowledged and memorialized our obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but we are obligated to repay the loan on or before July 10, 2011, the second anniversary of the execution date. As of December 31, 2010 and 2009, we owed Mr. Zhou a $521,145 and $447,554, respectively.

  During the year ended December 31, 2009, we entered into and closed a Stock Purchase Agreement with Flourishing Wisdom and Mr. Steven Goertz, our Chairman, Chief Executive Officer and controlling stockholder at such time. Pursuant to the Stock Purchase Agreement, Flourishing Wisdom purchased 2,500,000 shares of our common stock, representing 54% of our issued and outstanding common stock as of the closing, from Mr. Goertz for $555,000, or $0.22, per share. As a result of the transaction, Flourishing Wisdom became our controlling stockholder at the time.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$43,300	$33,500
Audit-Related Fees	211	132
Tax Fees	595	492
All Other Fees	609	4,104
TOTAL	$44,715	$38,228

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated September 25, 2009, among the registrant, United Digital Home H.K. Group Company Limited and its shareholders [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
3.1	Amended and Restated Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
3.2	Amended and Restated Bylaws of the registrant, adopted on December 3, 2008 [incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 15, 2008].
10.1	Form of Side Letter re Share Allocation and Distribution, dated September 25, 2009, among the registrant, Asia Regal Holdings Limited, Kin Keung Lai and certain individuals [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.2	Stock Purchase Agreement, dated September 10, 2008, by and among the registrant, Steven Goertz and Flourishing Wisdom Holdings Limited [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 11, 2008].
10.3	Equity Transfer Agreement, dated January 28, 2008, among Mingchun Zhou, Weibing Wang, Shengrong Dong, Yagang Lu, Yagang Lu and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.4	Investment Agreement, dated September 15, 2009, between Asia Regal Finance Capital Group, Co., Ltd. and United Digital Home H.K. Group Company Limited (English Translation) [incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.5	Equipment Supply and Installation Contract, dated November 17, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen City Hwaloilee Industrial Co. Ltd (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.6	Contract for Purchase and Sales of Video Intercom Equipment, dated April 9, 2008, between Shenzhen Skyrise Technology Co., Ltd. and Shenzhen Nanhai Yitian House Developing Co., Ltd (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.7	Sales Contract, dated January 5, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yangzhou Jinghua Living City Real Estate Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.7

Exhibit No.	Description
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

10.16

Employment Agreement, dated December 30, 2010, by and between the registrant and Mr. Jaibo Fan [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2011].

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

Date: April 01, 2011

CHINA SKYRISE DIGITAL SERVICE INC.

By:	/s/Mingchun Zhou
Mingchun Zhou
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingchun Zhou	Director, Chief Executive Officer and President	April 01, 2011
Mingchun Zhou	(Principal Executive Officer)

/s/ Jiabo Fan	Chief Financial Officer	April 01, 2011
Jiabo Fan	(Principal Financial and Accounting Officer)

/s/ Weibing Wang	Director and Vice President of Marketing and Sales	April 01, 2011
Weibing Wang

/s/ Shenrong Dong	Director	April 01, 2011
Shenrong Dong

CHINA SKYRISE DIGITAL SERVICE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2010 AND 2009

1

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632
FAX: (801) 268-3978

To the Board of Directors and Shareholders of
China Skyrise Digital Service, Inc. and subsidiaries
Shenzhen, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Skyrise Digital Service, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
March 29, 2011
Salt Lake City, Utah

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$427,558	$409,718
Accounts receivable, net of allowance for doubtful accounts	5,195,896	3,089,672
Inventory	2,119,846	1,373,733
Deposits and prepaid expenses	775,706	558,068
Other receivables	384,649	536,013
Total current assets	8,903,655	5,967,204
Property, plant and equipment, net of accumulated depreciation	339,317	340,616
Other assets
Intangible assets, net of accumulated amortization	136,206	122,650
Goodwill	193,754	193,754
Total other assets	329,960	316,404

Total assets	$9,572,932	$6,624,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$895,599	$1,005,679
Unearned revenue	456,668	81,009
Other payables and accrued expenses	784,404	541,767
Short term debt	746,364	440,100
Taxes payable	166,220	73,160
	3,049,255	2,141,715
Commitments and contingencies	-	-
Stockholders' equity
Common stock: $0.001 par value Authorized: 75,000,000 common shares 21,283,550 and 21,110,550 shares issued and outstanding at December 31, 2010 and 2009, respectively	21,284	21,111
Additional paid-in capital	2,246,689	2,207,072
Statutory reserve	381,829	2,791
Retained earnings	3,685,646	2,218,197
Accumulated other comprehensive income	188,229	33,338
Total stockholders' equity	6,523,677	4,482,509
Total liabilities and stockholders' equity	$9,572,932	$6,624,224

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

China Skyrise Digital Service Inc.
Consolidated income statement

	2010	2009
Revenues	$10,217,061	$6,856,198
Cost of goods sold	6,269,940	4,698,295
Gross profit	3,947,121	2,157,903
Selling and marketing expenses	682,692	532,492
General and administrative expenses	1,470,068	792,001
Net income from operations	1,794,361	833,410
Other income (expenses)
Other income	1,582	3,672
Government grant	380,394	242,948
Interest expense	(30,080)	(22,638)
Total other income (expenses)	351,896	223,982
Income before provision for income taxes	2,146,257	1,057,392
Provision for income taxes	(299,770)	(4,301)
Net income	1,846,487	1,053,091
Other comprehensive income
Foreign currency translation gain	154,891	656
Comprehensive income	$2,001,378	$1,053,747
Earnings per share
Basic	$0.0872	$0.0541
Diluted	$0.0872	$0.0541
Weighted average number of shares outstanding:

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

						Accumulated
						other
	Common stock		Additional	Statutory	Retained	comprehensive
	Shares	Amount	paid-in capital	reserve	earnings	income	Total
Balance at January 1, 2009	12,379,800	$12,380	$1,528,104	$2,791	$1,165,106	$32,682	$2,741,063
Common stock issued for services	4,105,750	4,106	36,952	-	-	-	41,058
Recapitalization - reverse merger Acquisition of getpokerrakeback.com	4,625,000	4,625	(4,625)	-	-	-	-
Capital contribution - director	-	-	59,841	-	-	-	59,841
Capital contribution from UDH shareholders	-	-	586,800	-	-	-	586,800
Foreign currency translation gain	-	-	-	-	-	656	656
Net income for the year	-	-	-	-	1,053,091	-	1,053,091
Balance at December 31, 2009	21,110,550	$21,111	$2,207,072	$2,791	$2,218,197	$33,338	$4,482,509
Foreign currency translation gain	-	-	-	-	-	154,891	154,891
Common stock issued for services	173,000	173	39,617	-	-	-	39,790
Net income for the year	-	-	-	-	1,846,487	-	1,846,487
Transfer retained earnings to statutory reserve	-	-	-	379,038	(379,038)	-	-
Balance at December 31, 2010	21,283,550	$21,284	$2,246,689	$381,829	$3,685,646	$188,229	$6,523,677

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND
DECEMBER 31, 2009

	2010	2009

Cash flows from operating activities
Net income for the year	$1,846,487	$1,053,091
Adjustments to reconcile net income to net cash from operations:
Depreciation	84,029	65,896
Amortization of intangible assets	46,977	32,310
Changes in operating assets and liabilities
Increase in inventory	(746,113)	(74,070)
Increase in deposits and prepaid expenses	(217,638)	(207,138)
Increase in accounts receivable	(2,106,224)	(1,040,316)
Decrease in other receivables	151,364	191,599
Increase in tax payable	93,060	73,160
Decrease in tax recoverable	-	31,132
(Decrease) increase in accounts payable	(110,080)	285,279
Increase in unearned revenue	375,659	22,317
Increase (decrease) in other payables and accrued expenses	242,637	(767,305)
Net cash used in operating activities	(339,842)	(334,045)
Cash flows from investing activities
Purchases of property, plant and equipment	(71,510)	(217,685)
Purchase of intangible assets	(56,571)	(51,864)
Net cash used in investing activities	(128,081)	(269,549)
Cash flows from financing activities
Proceeds from short term debt	758,500	440,100
Repayment of short term debt	(467,236)	(623,475)
Capital contributed by stockholders	-	683,593
Net cash provided by financing activities	291,264	500,218
Effects of exchange rate changes on cash	194,499	4,822
Increase (decrease) in cash and cash equivalents	17,840	(98,554)
Cash and cash equivalents, beginning of year	409,718	508,272
Cash and cash equivalents, end of year	$427,558	$409,718
Supplementary disclosures of cash flow information:
Cash paid for interest	$30,080	$22,638
Cash paid for taxes	$209,622	$4,301
Common stock issued for services	$173	$4,106

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CORPORATE INFORMATION

China Skyrise Digital Service, Inc. (the “Company”) (“CSD”) (formerly known as Getpokerrakeback.com) was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its website getpokerrakeback.com on which it offered “rake backs,” a poker loyalty program that rewards online poker players for playing online poker at a specific online poker room.

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

UDH is a private corporation incorporated on December 11, 2007 in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On January 28, 2008, UDH acquired 100% of the equity interest in SST, a corporation incorporated under the laws of the People’s Republic of China (“PRC”), from SST’s shareholders, including Mr. Mingchun Zhou, the Company’s Chairman and Chief Executive Officer. SST was established on May 23, 2003 and its principal activity is the development and sale of digital residential intercom and safety products and solutions. On April 23, 2008, SST established SSD, a corporation incorporated under the laws of the PRC. SSD’s principal activity is development and sales of computing network and intelligence systems.

As a result of the reverse acquisition of UDH, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the development and sale of digital residential intercom and safety products, system-on-chip solutions, as well as the development and operation of community e-business value-added services. On September 25, 2009, the Company changed its name to China Skyrise Digital Service Inc. to more accurately reflect its new business operations.

CSD, UDH, SST and SSD are hereafter referred to as (“the Company”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2 REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

	Place of	Date of	Percentage of	Principal
Name of subsidiaries	incorporation	incorporation	interest	activity

United Digital Home H.K.		December 11,	100% (2009:	Investment
Group Company Limited	Hong Kong	2007	100%)directly	holding

	People's			Digital
Shenzhen Skyrise	Republic of		100% (2009:	intercom
Technology Co ., Limited	China	May 27, 2003	100%)directly	system

Computing
	People's			network and
Shenzhen Skyrise Digital	Republic of		100% (2009:	intelligence
Electronic Co ., Limited	China	April 23, 2008	100%)directly	system

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

For accounting purposes, the combination of the company and UDH was accounted for as a reverse merger with UDH as the acquirer and CSD as the acquired party and the acquisition of SST and SSD was accounted for under the acquisition method with UDH as the immediate parent corporation of both companies for legal purposes. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.6 REVENUE RECOGNITION

Sales revenue includes sales of hardware and ready made software. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. Revenue is recognized upon both the delivery of products and customer acceptance through successful testing of the products by the customer. Upon the delivery of products and successful testing of the products, customer acknowledges the receipts and acceptance of the products, and agrees the risk of loss and the title of products are passed to them instantly.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company also provides repair services. The Company recognized revenue on these services once the services have been rendered.

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

2.8 SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $28,532 and $16,854 for the years ended December 31, 2010 and December 31, 2009, respectively.

2.9 ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $40,857and $20,525 for the years ended December 31, 2010 and December 31, 2009, respectively.

2.10 RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $645,675 and $418,177 for the years ended December 31, 2010 and December 31, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed. No costs have been capitalized to date.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accumulated other comprehensive income in the consolidated statement of shareholders equity amounted to $188,229 and $33,338 as of December 31, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.59 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.62 to $1.00 and RMB6.82 to $1.00, respectively.

2.13 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing the parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and amortization methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.13 PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

	2010	2009
	$	$

Furniture, fixtures and office equipment	238,276	207,128
Plant and machinery	281,406	226,273
Motor vehicles	39,602	38,296
	559,284	471,697

Less: Accumulated depreciation	(219,967)	(131,081)
Net book value	339,317	340,616

Depreciation expense was $84,029 and $65,896 for the years ended December 31, 2010 and December 31, 2009 respectively. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property, plant and equipment. The Company reviews its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

2.14 LONG –LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.16 INTANGIBLE ASSETS

The Company records identifiable intangible assets in other assets at cost less accumulated amortization and impairment. These assets consist primarily of software licenses. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis over five years.

	2010	2009
	$	$
Patent	8,825	7,058
Software system	232,555	171,660
	241,380	178,718
Less: Accumulated amortization	(105,174)	(56,068)
Net book value	136,206	122,650

Amortization expense was $46,977and $32,310 for the years ended December 31, 2010 and December 31, 2009, respectively.

2.17 GOODWILL

Goodwill represents the fair value of the assets acquired in the acquisitions over the cost of the assets acquired. Goodwill is tested for impairment on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company indirectly acquired two separate companies, SST and SSD. SST is engaged in the development and sales of digital residential intercom and safety products and solutions and SSD is engaged in the development and sales of computing network and intelligence systems. As a result of these acquisitions, the Company recorded goodwill in the amount of $193,754. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. Management tested goodwill for impairment at December 31, 2010 and determined that there was no impairment of goodwill.

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

	2010	2009
	$	$
Raw materials	349,539	472,280
Consumable stores	130,964	126,647
Components	90,594	156,399
Finished goods-in-transit	394,750	166,336
Finished goods	1,153,999	452,071
	2,119,846	1,373,733

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.18 INVENTORY (CONTINUED)

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

2.19 ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the years ended December 31, 2010 and December 31, 2009 are $46,312 and $nil, respectively. Bad debts written off for years ended December 31, 2010 and December 31, 2009 are $nil.

Aging of accounts receivable of the Company is as follows:

	2010	2009
	$	$

within 1 year	4,791,800	2,988,032
within 1- 2 years	350,500	101,063
over 2 years	99,908	577
	5,242,208	3,089,672
Allowance for doubtful accounts	(46,312)	-
	5,195,896	3,089,672

2.20 DEPOSITS AND PREPAID EXPENSES

	2010	2009
	$	$

Trade deposits	740,061	508,660
Prepaid expenses	35,645	49,408
	775,706	558,068

Trade deposits are the payments of deposits to suppliers for procurement of goods.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.21 OTHER RECEIVABLES

	2010	2009
	$	$

Project tender and other deposits	54,612	69,924
Rental and utility deposits	13,728	14,288
Loan due from employees	-	211,721
Due from employees	181,800	213,848
Guarantee deposits	13,098	-
Samples loaned to customers	2,108	14,202
Temporary payments to third parties	15,125	12,030
Government grant receivable	104,178	-
	384,649	536,013

Project tender deposits are refundable on the completion of the entire tender process. Due from employees are the amounts advanced for handling business transactions on behalf of the Company and will be reconciled by the Company on the completion of the business transactions. Samples loaned to customers are physical samples advanced to customers for exhibition and promotion purposes. Temporary payments to third parties are deposits represent temporary deposits paid by the Company to suppliers and service providers in anticipation of their delivery of products and services of the Company. Such deposits are unsecured, interest free and have no fixed repayment terms.

2.22 TAXES PAYABLE

	2010	2009
	$	$

VAT	11,118	70,455
City maintenance and construction levies	6,657	879
Personal income tax	19,971	1,826
Enterprise income tax	126,532	-
Education levies	1,863	-
Other levies	79	-
Taxes payable	166,220	73,160

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.23 OTHER PAYABLES AND ACCRUED EXPENSES

	2010	2009
	$	$

Wages and professional fees accruals	194,222	16,962
Due to employees	2,219	14,421
Due to related party	521,145	447,554
Security deposits for samples loaned to customers	35,042	27,654
Sundries	1,073	13,171
Temporary receipts from third parties	30,703	22,005
	784,404	541,767

Wages and professional fees accruals are amounts due to employees and professional firms. Due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the amount remains unsecured, and is interest free, but the Company is obligated to repay the amount on or before July 10, 2011, the second anniversary of execution date. The other remaining amount due to Mr. Zhou was unsecured, interest free and had no fixed repayment term. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary receipts from third parties represent temporary deposits provided to the Company in anticipation of the Company’s delivery of products and services to third parties in the future. This is a usual and customary way to show a good faith intent to conduct business with the Company in the future. Such deposits are unsecured advances, interest free and without a fixed term of repayment.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.24 FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2010 or December 31, 2009.

2.25 STOCK COMPENSATION

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

2.26 RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution

2.27 INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and December 31, 2009.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.28 PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the years ended December 31, 2010 and December 31, 2009. The product warranty reserve was $nil as of December 31, 2010 and December 31, 2009.

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

2.30 CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand.

	2010	2009
	$	$

Cash and bank balances	427,558	409,718

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31 CONCENTRATIONS OF CREDIT RISK

The Company’s operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash in these banks as of December 31, 2010 and December 31, 2009 amounted to $413,736 and $371,463, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	2010	2009
Customer A	14.34%	31.93%
Customer B	9.18%	-
Customer C	8.71%	-
Customer D	4.76%	-
Customer E	4.75%	-
Customer F	-	10.98%
Customer G	-	6.58%
Customer H	-	5.16%
Customer I	-	4.22%
	41.74%	58.87%

The Company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2010	2009

Customer A	14.29%	-
Customer B	8.43%	-
Customer C	8.06%	-
Customer D	6.29%	13.35%
Customer E	5.88%	9.90%
Customer F	-	9.13%
Customer G	-	9.11%
Customer H	-	8.76%
	42.95%	50.25%

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2010 and December 31, 2009, basic and diluted earnings per share amount to $0.0872 and $0.0541, respectively.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the years ended December 31, 2010 and December 31, 2009.

The Company’s subsidiaries are governed by the income tax law of the PRC concerning foreign investment enterprises and foreign enterprises and various local income tax laws. Beginning January 1, 2008, the new enterprise income tax law (“New EIT Law”) replaced the prior tax laws for domestic enterprises and foreign invested enterprises (“FIEs”). Prior to 2008, FIEs and domestic enterprises established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax ("EIT") rate of 15% and 33% respectively. New EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic enterprises and FIEs, unless they qualify under certain limited exceptions.

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

Under the old EIT law, SST was entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” SST is entitled to exemption from EIT for 2 years and reduced tax rates for 3 years after that, effective as of 2008. Therefore, SST incurred no income tax expense during fiscal years 2008 and 2009 and should pay income tax expense on the tax rate of 11% for fiscal year 2010. SSD, tax rate prior New EIT Law was 15%, is subject to the New EIT Law and provides income tax provision on a gradually increased EIT rate over a 5-year period. Tax rate for SSD for fiscal year 2010 is 22%. No deferred tax has been provided in the financial statements as there are no material temporary differences.

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

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and December 31, 2009:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income taxe rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	2010	2009
	$	$
Income tax
CSD	-	-
UDH	-	-
SST- China EIT	172,960	-
SSE- China EIT	126,810	4,301
Deferred tax	-	-
	299,770	4,301

8. SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	2010	2009
	$	$
Loan from Ping An Bank, Shenzhen Branch
Interest rate 5.9492% (2009: 5.5755%) per annum
and personnal guarantee given by Mr. Mingchun Zhou	746,364	440,100

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

On September 25, 2009, the Company issued 4,105,750 shares of common stock at fair value of $0.01 per share to certain individuals for services to be rendered to the Company in connection with the reverse acquisition of UDH. These services per agreement with the Company are to be provided over 5-year period and were valued at $41,058. Stock based compensation expenses will be recognized pro-rata over the life of the agreement of 5 years.

During the year ended December 31, 2010, the Company issued certain company a total of 173,000 shares of common stock of $0.001 per share for $39,790 at stated value as stock based compensation for certain consulting services to be rendered to the Company. The Company recognized $39,790 of stock based compensation as this was the dollar amount of the service rendered to the Company.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, and December 31, 2009, the Company has 21,283,550 and 21,110,550 issued and outstanding common shares with a par value of $0.001 per share.

10. STOCK OPTIONS

The Company has not granted any stock options as of December 31, 2010. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of our issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, the Company’s Chairman and Chief Executive Officer and an original shareholder of SST, pursuant to which Mr. Zhou was granted an option to purchase all shares of the Company’s common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. On September 27, 2010, Mr. Zhou exercised this option to purchase all shares of the Company’s common stock owned by Mr. Lai , resulting in a change of control of the Company.

11. STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated stock based compensation of $41,058 and recognized $8,212 for the years ended December 31, 2010 and December 31, 2009. As of December 31, 2010 and December 31, 2009, the deferred compensation balance was $24,634 and $32,846, respectively, and the deferred compensation balance of $24,634 was amortized over three years beginning on January 1, 2011.

During the year ended December 31, 2010, the Company issued 173,000 shares of common stock to certain company who provided consulting services for the benefit of the Company and/or its subsidiaries. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.23 per share. The Company calculated stock based compensation of $39,790 and recognized $39,790 and $nil for the years ended December 31, 2010 and December 31, 2009, respectively.

12. COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2010 and December 31, 2009, total lease expenses, were $100,465 and $155,869 respectively. The future minimum lease payments at December 31, 2010, are as follows:

$

Year ended December 31,2011	77,133
Thereafter	-
77,133

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of December 31, 2010 and December 31, 2009 the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2010	2009
	$	$
Local sales
- Software	2,492,003	1,681,906
- Hardware	7,543,399	5,022,111
Export sales
- Hardware	177,068	152,181
Other income
- Repairs	4,591	-
	10,217,061	6,856,198

14. RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2010 and 2009, there was cash and non-cash compensation of $52,548 and $47,260 awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou are $521,145 and $447,554 as of December 31, 2010 and December 31, 2009, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. The other remaining amount due to Mr. Zhou was unsecured, interest free and had no fixed repayment term.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15. SUBSEQUENT EVENTS

On January 1, 2011, the Company issued to a certain company a total of 150,000 shares of common stock valued at $0.402 per share for $60,397 in the aggregate as payment for services rendered to the Company in 2010. This amount had been accrued at December 31, 2010 as part of the Company’s accrued expenses.

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

10.12	Employment Contact, dated June 11, 2009, between Shenzhen Skyrise Technology Co., Ltd. and

1

Exhibit No.	Description
Dongmei Wu (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.13	Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Shengrong Dong (English Translation) [incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.14	Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Weibing Wang (English Translation) [incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.15	Employment Contact, dated May 27, 2009, between Shenzhen Skyrise Technology Co., Ltd. and Yanchun Jiang (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
10.16	Employment Agreement, dated December 30, 2010, by and between the registrant and Mr. Jaibo Fan [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2011].
21	Subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 1, 2009].
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

2