Form 10-Q
period 2011-03-31
China Skyrise Digital Service Inc.
filed 2011-05-13
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Yes [ X ]     No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,433,550

CHINA SKYRISE DIGITAL SERVICE INC.

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed and Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Financial Statements	Page(s)
Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 23

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$234,338	$427,558
Accounts receivable, net of allowance for doubtful accounts	5,242,703	5,195,896
Inventory	1,945,103	2,119,846
Deposits and prepaid expenses	859,138	775,706
Other receivables	444,038	384,649
Total current assets	8,725,320	8,903,655
Property, plant and equipment, net of accumulated depreciation	324,922	339,317
Other assets
Intangible assets, net of accumulated amortization	171,920	136,206
Goodwill	193,754	193,754
Total other assets	365,674	329,960
Total assets	$9,415,916	$9,572,932
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$814,018	$895,599
Unearned revenue	411,278	456,668
Other payables and accrued expenses	695,439	784,404
Short term debt	713,700	746,364
Taxes payable	23,147	166,220
	2,657,582	3,049,255
Commitments and contingencies	-	-
Stockholders' equity
Common stock: $0.001 par value
Authorized: 75,000,000 common shares
21,433,550 and 21,283,550 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	21,434	21,284
Additional paid-in capital	2,306,936	2,246,689
Statutory reserve	381,829	381,829
Retained earnings	3,825,217	3,685,646
Accumulated other comprehensive income	222,918	188,229
Total stockholders' equity	6,758,334	6,523,677
Total liabilities and stockholders' equity	$9,415,916	$9,572,932

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$1,379,594	$1,323,819
Cost of goods sold	880,503	706,411
Gross profit	499,091	617,408
Selling and marketing expenses	(167,231)	(91,702)
General and administrative expenses	(180,081)	(239,888)
Net income from operations	151,779	285,818
Other income (expenses)
Other income	20,962	1,323
Interest expense	(11,347)	(6)
Total other income (expenses)	9,615	1,317
Income before provision for income taxes	161,394	287,135
Provision for income taxes	(21,823)	-
Net income	139,571	287,135
Other comprehensive income
Foreign currency translation gain /(loss)	34,689	(3,306)
Total comprehensive income	$174,260	$283,829
Earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average number of shares outstanding:
Basic	21,433,550	21,110,550
Diluted	21,433,550	21,110,550

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$139,571	$287,135
Adjustments to reconcile net income to net cash from operations:
Depreciation	19,770	21,030
Amortization of intangible assets	12,665	10,754
Changes in operating assets and liabilities
Decrease (increase) decrease in inventory	174,743	(192,880)
(Increase) decrease in deposits and prepaid expenses	(83,432)	52,147
Increase in accounts receivable	(46,807)	(901,493)
(Increase) decrease in other receivables	(59,389)	204,714
Decrease in taxes payable	(143,073)	(61,016)
(Decrease) increase in accounts payable	(81,581)	272,589
(Decrease) increase in unearned revenue	(45,390)	197,942
(Decrease) increase in other payable and accrued expenses	(88,965)	526
Net cash used in operating activities	(201,888)	(108,552)
Cash flows from investing activities
Purchases of property, plant and equipment	(3,638)	(4,922)
Purchase of intangible assets	(47,546)	(28,994)
Net cash used in investing activities	(51,184)	(33,916)
Cash flows from financing activities
Repayment of short term debt	(32,664)	-
Net cash used in financing activities	(32,664)	-
Effects of exchange rate changes on cash	92,516	(3,306)
Decrease in cash and cash equivalents	(193,220)	(145,774)
Cash and cash equivalents, beginning of period	427,558	409,718
Cash and cash equivalents, end of period	$234,338	$263,944
Supplementary disclosures of cash flow information:
Cash paid for interest	$11,347	$6
Cash paid for taxes	$154,420	$-

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

China Skyrise Digital Service, Inc. (the “Company” or “CSD”) (formerly known as Getpokerrakeback.com) was incorporated on June 5, 2006 in the State of Nevada. The Company commenced business by developing and launching its website getpokerrakeback.com, on which it offered “rake backs,” a poker loyalty program that rewards online poker players for playing online poker at a specific online poker room.

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

As a result of the reverse acquisition of UDH, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the development and sale of digital residential intercom and safety products, system-on-chip solutions, as well as the development and operation of community e-business value-added services. On September 25, 2009, the Company changed its name to China Skyrise Digital Service, Inc. to more accurately reflect its new business operations.

CSD, UDH, SST and SSD are hereafter referred to as (“the Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity
United Digital Home H.K. Group Company Limited	Hong Kong	December 11, 2007	100% directly	Investment holding
Shenzhen Skyrise Technology Co ., Limited	People's Republic of China	May 27, 2003	100% directly	Digital intercom system
Shenzhen Skyrise Digital Electronic Co ., Limited	People's Republic of China	April 23, 2008	100% directly	Computing network and intelligence system

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

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

Interim results are not necessarily indicative of results for a full year. The information included in the Form 10-Q should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 1, 2011.

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

The Company recognizes revenue when the goods are delivered and title has passed.. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax (“VAT”) at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $4,754 and $4,835 for the three months ended March 31, 2011 and March 31, 2010, respectively.

2.9	ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $8,628 and $2,437 for the three months ended March 31, 2011 and March 31, 2010, respectively.

2.10	RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $74,949 and $116,209 for the three months ended March 31, 2011 and March 31, 2010, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed.

2.11	GOVERNMENT GRANT

Government grants represent local authority grants to the Company for software development. Grants are recognized when the local authority approve the grant.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the United States Dollars ($). The functional currencies of the Company and its subsidiaries UDH, SST and SSD, are the United States Dollars ($) and Chinese Renminbi (RMB), respectively.

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

Accumulated other comprehensive income amounted to $222,918 and $188,229 as of March 31, 2011 and December 31, 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 and March 31, 2010 were translated at RMB6.56 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended March 31, 2011 and March 31, 2010 were RMB 6.58 to $1.00 and RMB 6.82 to $1.00, respectively.

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.13	PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
	March 31,	December 31,
	2011	2010
	$	$
Furniture, fixtures and office equipment	240,707	238,276
Plant and machinery	284,346	281,406
Motor vehicles	39,602	39,602
	564,655	559,284
Less: Accumulated depreciation	(239,733)	(219,967)
Net book value	324,922	339,317

Depreciation expense was $19,770 and $21,030 for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

	March 31,	December 31,
	2011	2010
	$	$
Patent	10,677	8,825
Software system	279,080	232,555
	289,757	241,380
Less: Accumulated amortization	(117,837)	(105,174)
Net book value	171,920	136,206

Amortization expense was $12,665 and $10,754 for the three months ended March 31, 2011 and March 31, 2010, respectively.

2.17	GOODWILL

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

	March 31,	December 31,
	2011	2010
	$	$
Raw materials	344,921	349,539
Consumable stores	131,655	130,964
Components	90,513	90,594
Finished goods-in-transits	392,047	394,750
Finished goods	985,967	1,153,999
	1,945,103	2,119,846

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the three months ended March 31, 2011 and year ended December 31, 2010 are $nil and $46,312, respectively. Bad debts written off for the three months ended March 31, 2011 and March 31, 2010 are $nil.

Aging of accounts receivable of the Company is as follows:

	March 31,	December 31,
	2011	2010
	$	$
within 1 year	5,107,008	4,791,800
within 1- 2 years	82,168	350,500
over 2 years	100,083	99,908
	5,289,259	5,242,208
Allowance for doubtful accounts	(46,556)	(46,312)
	5,242,703	5,195,896

2.20	DEPOSITS AND PREPAID EXPENSES

	March 31,	December 31,
	2011	2010
	$	$
Trade deposits	797,912	740,061
Prepaid expenses	61,226	35,645
	859,138	775,706

Trade deposits are the payments of deposits to suppliers for procurement of goods.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.21	OTHER RECEIVABLES

	March 31,	December 31,
	2011	2010
	$	$
Project tender and other deposits	51,829	54,612
Rental and utility deposits	14,496	13,728
Due from employees	209,271	181,800
Guarantee deposits	13,162	13,098
Samples loaned to customers	54,970	2,108
Temporary payments to third parties	19,596	15,125
Government grant receivable	80,714	104,178
	444,038	384,649

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

2.22	TAXES PAYABLE

	March 31,	December 31,
	2011	2010
	$	$
VAT	(12,695)	11,118
City maintenance and construction levies	5,868	6,657
Personal income tax	5,605	19,971
Enterprise income tax	21,895	126,532
Eduction levies	2,474	1,863
Other levies	-	79
Taxes payable	23,147	166,220

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.23	OTHER PAYABLES AND ACCRUED EXPENSES
		March 31,		December 31,
		2011		2010
	$		$
Wages and professional fees accruals		-		194,222
Due to employees		1,784		2,219
Due to related party		547,258		521,145
Security deposits for samples loaned to customers		31,986		35,042
Sundries		94,321		1,073
Temporary receipts from third parties		20,090		30,703
		695,439		784,404

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.24	FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2011 or March 31, 2010.

	2.25	STOCK COMPENSATION

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity- Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

	2.26	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution scheme and the payments to the scheme are charged as expenses when employees have rendered service entitling them to the contribution

	2.27	INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2011 and December 31, 2010.

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.28	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended March 31, 2011 and March 31, 2010. The product warranty reserve was $nil as of March 31, 2011 and December 31, 2010.

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

2.30	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand.

	March 31,	December 31,
	2011	2010
Cash and bank balances	$234,338	$427,558

2.31	CONCENTRATIONS OF CREDIT RISK

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash in these banks as of March 31, 2011 and December 31, 2010 amounted to $221,195 and $413,736, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.31	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Customer A	43.72%	-
Customer B	15.62%	-
Customer C	12.38%	-
Customer D	8.08%	-
Customer E	5.81%	-
Customer F	-	34.09%
Customer G	-	29.59%
Customer H	-	11.93%
Customer I	-	11.65%
Customer J	-	2.32%
	85.61%	89.58%

The Company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31,	December 31,
	2011	2010
Customer A	11.98%	14.29%
Customer B	9.65%	-
Customer C	7.19%	8.06%
Customer D	6.75%	8.43%
Customer E	5.75%	6.29%
Customer F	-	5.88%
	41.32%	42.95%

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

For the three months ended March 31, 2011 and March 31, 2010, basic and diluted earnings per share amount to $0.01.

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

reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non- controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended March 31, 2011 and March 31, 2010.

The Company’s subsidiaries are governed by the income tax law of the PRC concerning foreign investment enterprises and foreign enterprises and various local income tax laws. Beginning January 1, 2008, the new enterprise income tax law (“New EIT Law”) replaced the prior tax laws for domestic enterprises and foreign invested enterprises (“FIEs”). Prior to 2008, FIEs and domestic enterprises established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax ("EIT") rate of 15% and 33%, respectively. New EIT Law and its implementing rules impose a unified EIT of 25% on all domestic enterprises and FIEs, unless they qualify under certain limited exceptions.

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

Under the old EIT law, SST was entitled to certain tax exemptions and reductions available to software companies. Under these “tax holidays,” SST is entitled to exemption from EIT for 2 years and reduced tax rates for 3 years after that, effective as of 2008. Therefore, SST incurred no income tax expense during fiscal years 2008 and 2009 and should pay income tax expense on the tax rate of 11% and 12% for fiscal year 2010 and fiscal year 2011, respectively. SSD, tax rate prior New EIT Law was 15%, is subject to the New EIT Law and provides income tax provision on a gradually increased EIT rate over a 5-year period. Tax rate for SSD for fiscal year 2010 and fiscal year 2011 are 22% and 24%, respectively. No deferred tax has been provided in the financial statements as there are no material temporary differences.

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

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (CONTINUED)

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income taxe rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

Provision for income taxes is as follows:
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
	$	$
Income tax
CSD	-	-
UDH	-	-
SST - China EIT	21,823	-
SSE - China EIT	-	-
Deferred tax	-	-
	21,823	-

8.	SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	March 31,	December 31,
	2011	2010
	$	$
Loan from Ping An Bank, Shenzhen Branch
Interest rate 5.9492% per annum and
personnal guarantee given by Mr. Mingchun Zhou	713,700	746,364

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2009, the Company issued certain individuals 4,105,750 shares of its common stock at a fair value of $0.01 per share, for services rendered and to be rendered to the Company in connection with the reverse acquisition of UDH. These services are to be provided over a 5-year period and were valued at $41,058. Stock based compensation expenses will be recognized pro-rata over the life of the agreement of 5 years

During the year ended December 31, 2010, the Company issued certain company a total of 173,000 shares of common stock of $0.001 per share, as stock based compensation for certain consulting services rendered and to be rendered to the Company.

As of January 1, 2011, the Company issued to a consultant, a total of 150,000 shares of the Company’s common stock, par value $0.001 per share, as compensation for services rendered to the Company during 2010. This amount had been accrued at December 31, 2010 as part of the Company’s accrued expenses.

As of March 31, 2011 and December 31, 2010, respectively, the Company has 21,433,550 and 21,283,550 shares of its common stock issued and outstanding.

10.	STOCK OPTIONS

The Company has not granted any stock options as of March 31, 2011. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On September 25, 2009, Mr. Lai, the owner of approximately 65.75% of the Company’s issued and outstanding common stock, entered into an option agreement with Mr. Mingchun Zhou, our Chairman and Chief Executive Officer and an original shareholder of SST, pursuant to which Mr. Zhou was granted an option to purchase all shares of the Company’s common stock currently owned or later acquired by Mr. Lai. Mr. Zhou may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. On September 27, 2010, Mr. Zhou exercised this option to purchase all shares of the Company’s common stock owned by Mr. Lai, resulting in a change of control of the Company.

11.	STOCK BASED COMPENSATION

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $2,053 for the three months ended March 31, 2011 and March 31, 2010. As of March 31, 2011 and December 31, 2010, the deferred compensation balances were $22,581 and $24,634, respectively, and the deferred compensation balance of $24,634 was amortized over three years beginning on January 1, 2011.

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2011 and March 31, 2010, total lease expenses were $19,542 and $14,336, respectively. The future minimum lease payments at March 31, 2011, are as follows:

	March 31,	December 31,
	2011	2010
	$	$
Year ended December 31,2011	30,159	77,133
Thereafter	-	-
	30,159	77,133

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of March 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and comprehensive income or cash flows.

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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
	$	$
Local sales
- Software	562,377	432,358
- Hardware	817,136	890,945
Export sales
- Hardware	-	516
Other income
- Repairs	81	-
	1,379,594	1,323,819

CHINA SKYRISE DIGITAL SERVICE, INC.
QUARTERLY FINANCIAL REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	RELATED PARTIES TRANSACTIONS

For the three months ended March 31, 2011 and March 31, 2010, there was cash and non-cash compensation of $15,501 and $5,735 awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the Company had the following significant related party transactions:

Name of related party	Nature of transactions
Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou are $547,258 and $521,145, as of March 31, 2011 and December 31, 2010, respectively. SST has borrowed funds from Mr. Mingchun Zhou at intervals commencing in fiscal year 2008. Until July 10, 2009, these loans were unsecured, interest free and had no fixed repayment term. On July 10, 2009, the Company entered into a Repayment Agreement with Mr. Zhou, pursuant to which the Company acknowledged and memorialized its obligation to repay an outstanding balance of RMB 1,937,000 (approximately, $284,158) to Mr. Zhou. According to the agreement, the loan remains unsecured, and is interest free, but the Company is obligated to repay the loan on or before July 10, 2011, the second anniversary of execution date. The other remaining amount due to Mr. Zhou was unsecured, interest free and had no fixed repayment term.

15.	SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events”, the Company has evaluated subsequent events that have occurred through May 13, 2011, the date the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “We,” “us,” “our,” or the “Company” are to the combined business of China Skyrise and its consolidated subsidiaries, United Digital, Skyrise Technology and Skyrise Digital;

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

Overview of Our Business

We develop and sell digital residential intercom and safety products. Our revenues are mainly derived from sales of digital residential intercom and safety products. Revenues derived from the sale of our products are not concentrated within any one customer or group of related customers. We are also developing a system-on-chip product, as well as community e-business value-added services which we expect will generate recurring revenues from our existing clients.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter:

  Revenues: Revenues increased $0.06 million, or 4%, to $1.38 million for the three months ended March 31, 2011, from $1.32 million for the same period in 2010.

  Gross profit: Gross profit decreased $0.12 million, or 19%, to $0.50 million for the three months ended March 31, 2011, from $0.62 million for the same period in 2010.

  Income from operations: Income from operations decreased $0.13 million, or 47%, to $0.15 million for the three months ended March 31, 2011, from $0.28 million for the same period last year.

  Net income: Net income was $0.14 million for the three months ended March 31, 2011, a decrease of $0.15 million, or 52%, from $0.29 million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.01 for the three months ended March 31, 2011, as compared to $0.01 for the same period last year.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of three months ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		% of			% of
	Amount	Revenues		Amount	Revenues
Revenues	$1,379,594	100%		1,323,819	100%
Cost of goods sold	880,503	64%		706,411	53%
Gross profit	499,091	36%		617,408	47%
Operating expenses
Selling & marketing expenses	(167,231)	(12%	)	(91,702)	(7%	)
General and administrative expenses	(180,081)	(13%	)	(239,888)	(18%	)
Total operating expenses	(347,312)	(25%	)	(331,590)	(25%	)
Income from operations	151,779	11%		285,818	22%
Interest expense	(11,347)	(1%	)	(6)	0%
Other income	20,962	1%		1,323	0%
Income before income taxes	161,394	12%		287,135	22%
Income taxes	(21,823)	(2%	)	-	-
Net income	$139,571	10%		287,135	22%

Revenues. Our revenue is mainly derived from the sale of digital intercom packaged solutions. Our sales revenue increased to $1,379,594 in the three months ended March 31, 2011, from $1,323,819 in the same period last year, representing a 4% growth year-over-year. The modest growth in our sales revenue was mainly due to a slightly higher sales volume resulting from our marketing and sales efforts, including pricing discounts.

Cost of Goods Sold. Our cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of our products. Our cost of good sold increased $174,092, or 24%, to $880,503 in the three months ended March 31, 2011, from $706,411 in the same period in 2010. The increase was related to our increased sales volume.

Gross Profit and Gross Margin. Gross profit is equal to the difference between our revenue and the cost of revenue. Our gross profit decreased $118,317, or 19%, to $499,091, in the three months ended March 31, 2011, from $617,408 in the same period in 2010. Gross profit as a percentage of revenue was 36% and 46% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, we discounted the sales price of our products to gain more market share, which led to the decrease in our gross margin. We plan to launch a new generation product in the third quarter, which will bring high gross margin to the Company.

Selling and Marketing Expenses. Our selling and marketing expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other sales related costs. Our selling and marketing expenses in the three months ended March 31, 2011 increased to $167,231, or 82%, from $91,702 in the same period last year. The increase was mainly due to increased sales and marketing activities, particularly sales exhibitions and almost $56,000 in increased benefits for sales staff and sales activities.

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, research and development cost and other expenses incurred in connection with general corporate purposes. Our administrative expenses decreased $59,807, or 24%, to $180,081 in the three months ended March 31, 2011, from $239,888 in the same period in 2010. The decrease was mainly due to a reduction in our research and development expenses during the 2011 period.

Income Before Income Taxes. Our income before income taxes decreased, to $161,394 in the three months ended March 31, 2011 from $287,135 in the same period last year. The decrease was mainly driven by the decrease in our gross profit.

Net Income. In the three months ended March 31, 2011, we generated a net income of $139,571 in the three months ended March 31, 2011, a decrease of $147,564 from a net income of $287,135 in the same period last year. The decrease in net income was as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $0.23 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Cash Flow (all amounts in U.S. dollars)
	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(201,888)	$(108,552)
Net cash used in investing activities	(51,184)	(33,916)
Net cash used in financing activities	(32,664)	-
Effects of Exchange Rate Change in Cash	92,516	(3,306)
Net Decrease in Cash and Cash Equivalents	(193,220)	(145,774)
Cash and Cash Equivalents, Beginning	427,558	409,718
Cash and Cash Equivalent, End	$234,338	$263,944

Operating activities

Our operations are, and expansion will be, mainly supported by cash generated from operating activities. We apply most of our cash to marketing and sales and research and development activities to enhance our competitive position consistent with our strategic goals. Net cash used in operating activities was $201,888 for the three months ended March 31, 2011, as compared to $108,552 net cash used in operating activities for the same period in 2010. The modest increase in net cash used in operating activities resulted from pricing discounts and increased spending for sales and marketing activities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $51,184, as compared to $33,916 net cash used in investing activities for the same period in 2010. During early 2011, we invested in new equipment to improve the quality of our products.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2011 was $32,664, as compared to $nil net cash used in financing activities for the same period in 2010. The change from period to period is primarily attributable to our repayment of $32,664 in short term debt during the 2011 period.

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

Obligations under Material Contracts

From time to time, we have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, and have entered into agreements with him to memorialize our obligation to repay these amounts. As of March 31, 2011, the total outstanding amount due to Mr. Zhou is approximately RMB 3,590,000 (approximately $547,258). These loans are unsecured, interest free and have no fixed repayment term, except for one loan in the principal amount of RMB 1,937,000 (approximately, $284,158) which must be repaid before July 10, 2011.

When the objectives and requirements described in an agreement, dated December 10, 2007, with JW Junwei Financial Group, or Junwei, can be met, we must deliver 500,000 shares of our common stock to Junwei in five equal installments, commencing on December 31, 2009. Under the terms of the agreement, Junwei is obligated to provide the Company with financial advisory services over a five-year term commencing on January 1, 2008 and ending on December 31, 2012, and is responsible for providing the Company financial advisory services.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Seasonality of our Sales

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor any price changes and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Mingchun Zhou and our Chief Financial Officer, Mr. Jiabo Fan, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Mr. Zhou and Mr. Fan, determined that, for the reasons disclosed below, as of March 31, 2011, and as of the date of this Report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

In addition to the December 2010 appointment of Mr. Jiabo Fan as the Company’s new Chief Financial Office, management has also hired additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules, and has evaluated and implemented our processes for collecting and reviewing information required for the preparation of the financial statements and related footnotes. Management believes that the foregoing will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

There were no other changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 13, 2011

CHINA SKYRISE DIGITAL SERVICE INC.

By: /s/ Mingchun Zhou
Mingchun Zhou, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jiabo Fan
Jiabo Fan, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)