Form 10-Q
period 2011-06-30
China Skyrise Digital Service Inc.
filed 2011-08-15
CIK 1386019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,603,550

CHINA SKYRISE DIGITAL SERVICE INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA SKYRISE DIGITAL SERVICE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Contents	Page(s)
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	F-2
Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2011 and 2010 (unaudited)	F-3
Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	F-4
Notes to the Consolidated Financial Statements (unaudited)	F-5-F-24

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$486,835	$427,558
Accounts receivable, net of allowance for doubtful accounts	3,671,908	5,195,896
Inventory	1,813,698	2,119,846
Deposits and prepaid expenses	2,208,733	775,706
Other receivables	656,598	384,649
Tax recoverable	71,789	-
Total current assets	8,909,561	8,903,655
Property, plant and equipment, net of accumulated depreciation	316,347	339,317
Other assets
Intangible assets, net of accumulated amortization	747,615	136,206
Goodwill	193,754	193,754
Total other assets	941,369	329,960

Total assets	$10,167,277	$9,572,932
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$765,795	$895,599
Unearned revenue	200,663	456,668
Other payables and accrued expenses	840,823	784,404
Short term debt	1,305,668	746,364
Taxes payable	10,816	166,220
	3,123,765	3,049,255
Commitments and contingencies	-	-
Stockholders' equity
Common stock: $0.001 par value
Authorized: 75,000,000 common shares 21,433,550 and 21,283,550 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,434	21,284
Additional paid-in capital	2,306,936	2,246,689
Statutory reserve	381,829	381,829
Retained earnings	4,012,265	3,685,646
Accumulated other comprehensive income	321,048	188,229
Total stockholders' equity	7,043,512	6,523,677
Total liabilities and stockholders' equity	$10,167,277	$9,572,932

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,106,250	$2,320,328	$3,485,844	$3,644,147
Cost of goods sold	1,354,166	1,541,330	2,234,669	2,247,741
Gross profit	752,084	778,998	1,251,175	1,396,406
Selling and marketing expenses	(225,313)	(146,884)	(392,544)	(238,586)
General and administrative expenses	(329,522)	(256,209)	(509,603)	(496,097)
Net income from operations	197,249	375,905	349,028	661,723
Other income (expenses)
Other income	2,062	34,961	23,024	36,284
Government grant	-	84,301	-	84,301
Interest expense	(12,134)	(13,246)	(23,481)	(13,252)
Total other income (expenses)	(10,072)	106,016	(457)	107,333
Income before provision for income taxes	187,177	481,921	348,571	769,056
Provision for income taxes	(129)	(35,764)	(21,952)	(35,764)
Net income	187,048	446,157	326,619	733,292
Other comprehensive income
Foreign currency translation gain /(loss)	90,099	12,098	132,819	8,792
Total comprehensive income	$277,147	$458,255	$459,438	$742,084
Earnings per share
Basic	$0.01	$0.02	$0.02	$0.03
Diluted	$0.01	$0.02	$0.02	$0.03
Weighted average number of shares outstanding:
Basic	21,433,550	21,110,550	21,433,550	21,110,550
Diluted	21,433,550	21,110,550	21,433,550	21,110,550

See accompanying notes to consolidated financial statements

CHINA SKYRISE DIGITAL SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period	$326,619	$733,292
Adjustments to reconcile net income to net cash from operations:
Depreciation	40,066	151,563
Amortization of intangible assets	57,796	22,948
Changes in operating assets and liabilities
Decrease (increase) decrease in inventory	306,148	(251,819)
Increase in deposits and prepaid expenses	(1,433,027)	(402,236)
Decrease (increase) in accounts receivable	1,523,988	(335,621)
(Increase) decrease in other receivables	(271,949)	227,764
Increase in tax recoverable	(71,789)	-
Decrease in taxes payable	(155,404)	(66,661)
Decrease in accounts payable	(129,804)	(70,050)
(Decrease) increase in unearned revenue	(256,005)	208,941
Increase in other payable and accrued expenses	56,419	11,918
Net cash (used in) from operating activities	(6,942)	230,039
Cash flows from investing activities
Purchases of property, plant and equipment	(10,731)	(149,254)
Purchase of intangible assets	(659,428)	(29,289)
Net cash used in investing activities	(670,159)	(178,543)
Cash flows from financing activities
Proceeds from short term debt	618,800	-
Repayment of short term debt	(74,256)	(49,755)
Net cash from (used in) financing activities	544,544	(49,755)
Effects of exchange rate changes on cash	191,834	16,060
Increase in cash and cash equivalents	59,277	17,801
Cash and cash equivalents, beginning of period	427,558	409,718
Cash and cash equivalents, end of period	$486,835	$427,519
Supplementary disclosures of cash flow information:
Cash paid for interest	$23,481	$13,252
Cash paid for taxes	$249,145	$35,764
Non-cash financing activities:
Common shares issued for payment of accrued expenses	$60,397	$-

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CORPORATE INFORMATION

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

On September 25, 2009, the Company completed a reverse acquisition transaction through a share exchange with United Digital Home H.K. Group Company Limited (“UDH”) whereby the Company acquired 100% of the issued and outstanding capital stock of UDH, in exchange for 12,379,800 shares of the Company’s common stock, which shares constituted 72.8% of the Company’s issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of UDH, the Company now owns all of the issued and outstanding capital stock of UDH, which in turn owns Shenzhen Skyrise Technology Co., Ltd (“SST”) and Shenzhen Skyrise Digital Electronics Co., Ltd. (“SSD”). For accounting purposes, the share exchange transaction with UDH was treated as a reverse acquisition and recapitalization of CSD, with UDH as the acquirer and China Skyrise Digital Service, Inc. as the acquired party. Upon completion of the exchange, UDH, SST and SSD became wholly owned subsidiaries of CSD.

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
(Unaudited)

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter- company transactions and balances have been eliminated in consolidation.

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

Shipping and handling costs related to costs of goods sold are included in selling and marketing expenses, and general and administrative expenses totaled $10,578 and $6,323 for the three months ended June 30, 2011 and June 30, 2010, respectively. Shipping and handling costs amounted to $15,292 and $11,158 for the six months ended June 30, 2011 and June 30, 2010, respectively.

2.9	ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $12,096 and $587 for the three months ended June 30, 2011 and June 30, 2010, respectively. Advertising costs amounted to $22,426 and $3,024 for the six months ended June 30, 2011 and June 30, 2010, respectively.

2.10	RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included in general and administrative expenses and include the cost to develop new products and are expensed when incurred and totaled $175,102 and $132,412 for the three months ended June 30, 2011 and June 30, 2010, respectively. Research and development costs amounted to $262,261 and $248,621 for the six months ended June 30, 2011 and June 20, 2010, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of products is completed.

CHINA SKYRISE DIGITAL SERVICE, INC.

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

Accumulated other comprehensive income amounted to $321,048 and $188,229 as of June 30, 2011 and December 31, 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2011 and June 30, 2010 were translated at RMB6.46 to $1.00 and RMB6.79 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the six months ended June 30, 2011 and June 30, 2010 were RMB6.54 to $1.00 and RMB 6.84 to $1.00, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Furniture, fixtures and office equipment	5 years
Plant and machinery	5 years
Motor vehicles	10 years

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.13	PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

	June 30,	December 31,
	2011	2010
	$	$

Furniture, fixtures and office equipment	250,002	238,276
Plant and machinery	290,815	281,406
Motor vehicles	40,385	39,602
	581,202	559,284

Less: Accumulated depreciation	(264,855)	(219,967)
Net book value	316,347	339,317

Depreciation expense was $20,296 and $130,533 for the three months ended June 30, 2011 and June 30, 2010, respectively. Depreciation expense was $40,066 and $151,563 for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period in accordance with ASC Topic 360 “Property, Plant, and Equipment”. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

	June 30,	December 31,
	2011	2010
	$	$

Patent	10,879	8,825
Software system	902,466	232,555
	913,345	241,380
Less: Accumulated amortization	(165,730)	(105,174)
Net book value	747,615	136,206

Amortization expense was $45,131 and $12,194 for the three months ended June 30, 2011 and June 30, 2010, respectively. Amortization expense was $57,796 and $22,948 for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

	June 30,	December 31,
	2011	2010
	$	$

Raw materials	363,750	349,539
Consumable stores	133,554	130,964
Components	53,704	90,594
Work in progress	6,172	-
Finished goods-in-transits	337,156	394,750
Finished goods	919,362	1,153,999
	1,813,698	2,119,846

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.18	INVENTORY (CONTINUED)

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

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts for the six months ended June 30, 2011 and year ended December 31, 2010 are $ 47,228 and $46,312, respectively. Bad debts written off for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010 are $nil.

Aging of accounts receivable of the company is as follows:

	June 30,	December 31,
	2011	2010
	$	$

within 1 year	3,549,420	4,791,800
within 1- 2 years	67,832	350,500
over 2 years	101,884	99,908
	3,719,136	5,242,208
Allowance for doubtful accounts	(47,228)	(46,312)
	3,671,908	5,195,896

2.20	DEPOSITS AND PREPAID EXPENSES

	June 30,	December 31,
	2011	2010
	$	$

Trade deposits	903,020	740,061
Deposits for license fee and royalty fee	1,237,600	-
Prepaid expenses	68,113	35,645
	2,208,733	775,706

Trade deposits are the payments of deposits to suppliers for procurement of goods.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.21	OTHER RECEIVABLES

	June 30,	December 31,
	2011	2010
	$	$

Project tender and other deposits	106,374	54,612
Rental and utility deposits	25,950	13,728
Due from employees	247,177	181,800
Guarantee deposits	175,792	13,098
Samples loaned to customers	-	2,108
Temporary payments to third parties	19,393	15,125
Government grant receivable	81,912	104,178
	656,598	384,649

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

2.22	TAX RECOVERABLE

	June 30,	December 31,
	2011	2010
	$	$

VAT	72,092	-
Personal income tax	(303)	-
Tax recoverable	71,789	-

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.23	TAXES PAYABLE

	June 30,	December 31,
	2011	2010
	$	$

VAT	(1,753)	11,118
City maintenance and construction levies	1,682	6,657
Personal income tax	10,110	19,971
Enterprise income tax	-	126,532
Eduction levies	720	1,863
Other levies	57	79
Taxes payable	10,816	166,220

2.24	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010
	$	$

Wages and professional fees accruals	228,932	194,222
Due to employees	1,903	2,219
Due to related party	556,864	521,145
Security deposits for samples loaned to customers	49,242	35,042
Sundries	-	1,073
Temporary receipts from third parties	3,882	30,703
	840,823	784,404

Wages and professional accruals are amounts due to employees and professional firms. Due to related party represented the amount due to Mr. Mingchun Zhou, Chief Executive Officer of the Company. These advances are generally unsecured, interest free and have no fixed repayment term. Security deposits for samples loaned to customers received are deposits paid by customers in order to safeguard that samples will be returned to the Company. Temporary receipts from third parties represent temporary deposits provided to the Company in anticipation of the Company’s delivery of products and services to third parties in the future. This is a usual and customary way to show a good faith intent to conduct business with the Company in the future. Such deposits are unsecured advances, interest free and without a fixed term of repayment.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.25	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820- 10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended June 30, 2011 or June 30, 2010 and for the six months ended June 30, 2011 or June 30, 2010.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.28	INCOME TAXES

The Company adopted ASC Topic 740, “Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2011 and December 31, 2010.

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

2.29	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The sales contracts encompass its warranty obligations. Occurrence of the failure of products within warranty period is few and insignificant; therefore, the Company provides nil% of sales income for product warranties for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010. The product warranty reserve was $nil as of June 30, 2011 and December 31, 2010.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.31	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash at bank and on hand.

	June 30,	December 31,
	2011	2010
	$	$

Cash and bank balances	486,835	427,558

2.32	CONCENTRATIONS OF CREDIT RISK

The Company’s operations are carried out in the PRC. Accordingly, its business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti- inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash in these banks as of June 30, 2011 and December 31, 2010 amounted to $475,520 and $413,736, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had 5 major customers whose revenue individually represented of the Company’s total revenue as follows:

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Customer A	-	-	18.72%	-
Customer B	23.06%	-	17.21%	-
Customer C	17.18%	-	12.82%	-
Customer D	14.79%	-	11.04%	-
Customer E	10.15%	-	7.57%	-
Customer F	4.71%	-	-	-
Customer G	-	44.45%	-	39.05%
Customer H	-	-	-	12.38%
Customer I	-	14.50%	-	9.24%
Customer J	-	11.23%	-	8.28%
Customer K	-	8.22%	-	5.23%
Customer L	-	4.05%	-	-
	69.89%	82.45%	67.36%	74.18%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.32	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	June 30,	December 31,
	2011	2010

Customer A	10.95%	-
Customer B	8.10%	-
Customer C	7.96%	5.88%
Customer D	7.55%	6.29%
Customer E	7.54%	-
Customer F	-	14.29%
Customer G	-	8.43%
Customer H	-	8.06%
	42.10%	42.95%

3.	WEIGHTED AVERAGE NUMBER OF SHARES

In September 2009, the Company entered into share exchange transaction which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted- average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three months ended June 30, 2011 and June 30, 2010, basic and diluted earnings per share amount to $0.01 and $0.02, respectively. For the six months ended June 30, 2011 and June 30, 2010, basic and diluted earnings per share amount to $0.02 and $0.03, respectively.

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
(Unaudited)

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
(Unaudited)

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

No Hong Kong corporate income tax has been provided in the financial statements, as UDH did not have any assessable profits for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010.

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

Despite these changes, the New EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five- year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

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

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the six months ended June 30, 2011:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income taxe rate	25%
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
Total provision for income taxes	25%

7.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	$	$	$	$

Income tax
CSD	-	-	-	-
UDH	-	-	-	-
SST - China EIT	129	36,315	21,952	36,315
SSE - China EIT	-	(551)	-	(551)
Deferred tax	-	-	-	-
	129	35,764	21,952	35,764

8.	SHORT TERM DEBT

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2011	2010
	$	$

Loan from Ping An Bank, Shenzhen Branch Interest rate 5.9492% per annum and personnal guarantee given by Mr. Mingchun Zhou	686,868	746,364
Loan from China Merchants Bank The People's Bank of China standard interest rate + 35% and personnal guarantee given by Mr. Mingchun Zhou and 2 third parties companies	618,800	-
	1,305,668	746,364

9.	COMMON STOCK

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

As of January 1, 2011, the Company issued to a consultant, a total of 150,000 shares of the Company’s common stock, par value $0.001 per share, as compensation for services rendered to the Company during 2010. This amount had been accrued at December 31, 2010 as part of the Company’s accrued expenses. These services per agreement with the Company were valued at $60,397.

As of June 30, 2011 and December 31, 2010, the Company has 21,433,550 and 21,283,550 issued and outstanding common shares with a par value of $0.001 per share.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	STOCK OPTIONS

The Company has not granted any stock options as of June 30, 2011. The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

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

On September 25, 2009, the Company issued 4,105,750 shares of common stock to certain individuals who provided services for the benefit of the Company and/or its subsidiaries in connection with reverse acquisition of UDH. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.01 per share. The Company calculated a stock based compensation of $41,058 and recognized $2,053 and $2,053 for the three months ended June 30, 2011 and June 30, 2010, respectively; and recognized $4,106 and $4,106 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, the deferred compensation balances were $20,528 and $24,634, respectively, and the deferred compensation balance of $24,634 was amortized over three years beginning on January 1, 2011.

12.	COMMITMENTS AND CONTINGENCIES

For the three months ended June 30, 2011 and June 30, 2010, total lease expenses were $39,182 and $14,336, respectively. For the six months ended June 30, 2011 and June 30, 2010, total lease expenses were $75,060 and $14,336, respectively. The future minimum lease payments at June 30, 2011, are as follows:

	June 30,	December 31,
	2011	2010
	$	$

Year ended December 31,2011	67,415	77,133
Thereafter	91,422	-
	158,837	77,133

The Company and 2 third party companies have jointly guaranteed the loans from a bank to them. As of June 30, 2011, the Company had contingent liabilities for the loans from the bank to the 2 third party companies of $866,320.

From time to time and in the ordinary course of business, the Company may be subject to various claims, damages and litigation. As of June 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have material adverse effects on its consolidated balance sheets, consolidated statements of income and comprehensive income or cash flows.

CHINA SKYRISE DIGITAL SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	$	$	$	$

Local sales
- Software	422,265	523,475	984,642	955,823
- Hardware	1,325,899	1,625,362	2,143,035	2,516,310
Export sales
- Hardware	357,418	171,491	357,418	172,014
Other income
- Repairs	668	-	749	-
	2,106,250	2,320,328	3,485,844	3,644,147

14.	RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2011 and June 30, 2010 and six months ended June 30, 2011 and June 30, 2010, there was cash and non-cash compensation of $24,311, $5,735, $48,622 and $11,470, respectively awarded to, earned by, or paid to any of our executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Mingchun Zhou

Included in other payables, due to Mr. Mingchun Zhou are $556,864 and $521,145 as of June 30, 2011 and December 31, 2010, respectively. These loans are generally unsecured, interest free and have no fixed repayment term.

15.	SUBSEQUENT EVENTS

On July 7, 2011, the Company issued to a certain company a total of 170,000 shares of common stock of $0.001 per share, as stock based compensation for certain consulting services rendered to the Company during the three months ended June 30, 2011. This amount had been accrued during the three months ended June 30, 2011 as part of the Company’s accrued expenses.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “We,” “us,” “our,” or the “Company” are to the combined businesses of China Skyrise and its consolidated subsidiaries, United Digital, Skyrise Technology and Skyrise Digital;

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

Overview of our Business

We are primarily engaged, through our indirect Chinese subsidiaries, in developing and selling digital residential intercom and safety products. We are also developing a system-on-chip product, as well as community e-business value-added services which we expect will generate recurring revenues from our existing clients.

Our revenues are generally not concentrated within any one customer or group of related customers. Our customers are primarily urban and suburban residents in multifamily dwellings, property managers, real estate developments, engineering companies and system integration companies in China. We plan to expand our customer base by marketing our products to commercial entities and customers, such as airports, hotels, banks, supermarkets and entertainment venues. Our customers are spread across China, including Hong Kong, Macao and Taiwan but are primarily located in the major metropolitan regions, such as Beijing, Shanghai, Guangzhou and Shenzhen.

Our digital residential intercom and safety products are comprised of manufactured electronic components—in particular LCD screens and integrated circuits—that we source from domestic suppliers based mostly in Shenzhen, China.

Our sales network covers most coastal and central metropolitan regions including Beijing, Shanghai, Guangzhou and Shenzhen. We have more than 10 branch offices and distribution points.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Revenues: Revenues decreased $214,078, or 9%, to $2,106,250 for the three months ended June 30, 2011, from $2,320,328 for the same period in 2010.

  Gross profit: Gross profit decreased $26,914, or 3%, to $752,084 for the three months ended June 30, 2011, from $778,998 for the same period in 2010.

  Income from operations: Income from operations decreased $128,656, or 34%, to $247,249 for the three months ended June 30, 2011, from $375,905 for the same period last year.

  Net income: Net income was $237,048 for the three months ended June 30, 2011, a decrease of $209,109, or 46%, from $446,157 for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.01 for the three months ended June 30, 2011, as compared to $0.02 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Percent of		Percent of
	Dollars	Revenues	Dollars	Revenues
Revenues	$2,106,250	100%	$2,320,328	100%
Cost of goods sold	1,354,166	64.3%	1,541,330	66.4%
Gross profit	752,084	35.7%	778,998	33.6%
Selling and marketing expenses	(225,313)	(10.7)%	(146,884)	(6.3)%
General and administrative expenses	(329,522)	(15.6)%	(256,209)	(11)%
Net income from operations	197,249	9.4%	375,905	16.2%
Other income (expenses)
Other income	2,062	0.1%	34,961	1.5%
Government grant	-	-	84,301	3.6%
Interest expense	(12,134)	(0.6)%	(13,246)	(0.6)%
Total other income (expenses)	(10,072)	(0.5)%	106,016	4.6%
Income before provision for income taxes	187,177	8.9%	481,921	20.8%
Provision for income taxes	(129)	0.0%	(35,764)	(1.5)%
Net income	$187,048	8.9%	$446,157	19.2%

Revenues. Our revenues are mainly derived from the sale of digital intercom packaged solutions. Our revenues decreased to $2,106,250 in the three months ended June 30, 2011 from $2,320,328 in the same period last year, a decrease of 9%. Such decrease was mainly due to the decreased sales volume resulting from the recent slow-down of real estate industry. As our products are mainly used in residential communities in different areas in China, our sales and business operations are dependent on the financial health of the real estate industry which was negatively affected by various government measures implemented for purposes of controlling fast increasing real estate prices. As part of our continuing efforts to expand our product portfolio, we plan to launch a new generation product in the third quarter which we expect will have a lower cost basis and compete effectively with comparable products. We expect our new products will contribute to our efforts to expand market share and improve profitability.

Cost of goods sold. Our cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of our products. Our cost of goods sold decreased $187,164, or 12%, to $1,354,166 in the three months ended June 30, 2011, from $1,541,330 in the same period in 2010. The decrease was primarily due to decreased sales volume.

Gross profit and gross margin. Gross profit is equal to the difference between our revenues and cost of goods sold. Our gross profit decreased $26,914, or 3%, to $752,084, in the three months ended June 30, 2011 from $778,998 in the same period in 2010. Gross profit as a percentage of revenue was 35.7% and 33.6% for the three months ended June 30, 2011 and 2010, respectively. The increase in gross margin was mainly due to the change in product mix, a larger portion of our products sold in this quarter was our higher margin products as compared to the same quarter last year. We plan to launch a new generation product with lower cost basis in the third quarter, which is expected to have a positive impact on our overall gross margin.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other sales related costs. Our selling and marketing expenses in the three months ended June 30, 2011 increased to $225,313, or 53%, from $146,884 in the same period last year. The increase was mainly due to increased sales and marketing activities, particularly sales exhibitions and other marketing promotion activities.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, research and development cost and other expenses incurred in connection with general corporate purposes. Our administrative expenses increased $73,313, or 28%, to $329,522 in the three months ended June 30, 2011, from $256,209 in the same period in 2010. The increase was mainly due to an increase in our research and development expenses and the costs of professional and other consulting services during this quarter.

Government grant. Government grant income represents financial grants conferred by local governmental authorities for software development, which are recognized when the local authority approve the grant. We realized $84,301 government grant income in the three months ended June 30, 2010. The local authority delayed its approval for such grant in year 2011, as a result, we did not recognize any government grant in 2011.

Income before income taxes. Our income before income taxes decreased to $187,177 in the three months ended June 30, 2011 from $481,921 in the same period last year. The decrease was mainly driven by the decrease in sales revenue and government grant and the increase in selling and marketing expenses and general and administrative expenses.

Income Tax. Under the new PRC Enterprise Income Tax (“EIT”) law which became effective on January 1, 2008, our operating subsidiary Skyrise Technology is entitled to continuing enjoying its tax holiday which provides for an exemption from EIT for 2 years and reduced tax rates for 3 years after that, effective as of 2008. Therefore, Skyrise Technology incurred no income tax expense during fiscal years 2008 and 2009 and is subject to a reduced tax rate of 11%, 12% and 12.5% for 2010, 2011 and 2012, respectively. Our subsidiary Skyrise Digital’s tax rate prior to the new EIT Law was 15% and is subject to a gradually increased EIT rate over a 5-year period. Tax rate for Skyrise Digital was 22% for fiscal year 2010 and it is subject an EIT rate of 24% in 2011. Our provision for income taxes decreased from $35,724 in the three months ended June 30, 2010 to $129 for the same period this year, mainly due to the decrease of taxable income.

Net income. In the three months ended June 30, 2011, we generated net income of $187,048, a decrease of $259,109, or 58%, from a net income of $446,157 in the same period last year, as a result of the cumulative effect of the factors described above.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$3,485,844	100%		$3,644,147	100%
Cost of goods sold	2,234,669	64.1%		2,247,741	61.7%
Gross profit	1,251,175	35.9%		1,396,406	38.3%
Selling and marketing expenses	(392,544)	(11.2%	)	(238,586)	(6.5)%
General and administrative expenses	(509,603)	(14.6%	)	(496,097)	(13.6)%
Net income from operations	349,028	10.1%		661,723	18.2%
Other income (expenses)
Other income	23,024	0.6%		36,284	1.0%
Government grant	-	-		84,301	2.3%
Interest expense	(23,481)	(0.6%	)	(13,252)	(0.4)%
Total other income (expenses)	(457)	(0.0%	)	107,333	2.9%
Income before provision for income taxes	348,571	10.1%		769,056	21.1%
Provision for income taxes	(21,952)	(0.6%	)	(35,764)	(1.0)%
Net income	$326,619	9.5%		$733,292	20.1%

Revenues. Our revenues decreased to $3,485,844 in the six months ended June 30, 2011, from $3,644,147 in the same period last year, a decrease of 4%. Our sales volume during this period was negatively affected by the recent slow-down of real estate industry in China.

Cost of goods sold. Our cost of goods sold decreased $13,072, or 0.6%, to $2,234,669 in the six months ended June 30, 2011, from $2,247,741 in the same period in 2010. The decrease was mainly related to decreased sales volume.

Gross profit and gross margin. Our gross profit decreased $145,231, or 10%, to $1,251,175, in the six months ended June 30, 2011, from $1,396,406 in the same period in 2010. Gross profit as a percentage of revenue was 35.9% and 38.3% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, we made a strategic decision to offer discount for the sales price of some products in an effort to gain more market share, which led to the decrease in our overall gross margin. Our new generation product which is scheduled to launch in the third quarter is expected to have a positive impact on our overall gross margin.

Selling and marketing expenses. Our selling and marketing expenses in the six months ended June 30, 2011 increased to $392,544, or 65%, from $238,586 in the same period last year. The increase was mainly due to increased sales and marketing activities, particularly sales exhibitions and other marketing promotion activities.

General and administrative expenses. Our administrative expenses increased $13,506, or 3%, to $509,603 in the six months ended June 30, 2011, from $496,097 in the same period in 2010. The increase in general and administrative expenses was mainly due to higher research and development expenses and increased cost of consulting services.

Government grant. Government grant income is recognized when the local authority approve the grant. We received $84,301 government grant in the six months ended June 30, 2010. The local authority delayed its approval for such grant in year 2011, as a result, we did not recognize any government grant income in 2011.

Income before income taxes. Our income before income taxes decreased to $348,571 in the six months ended June 30, 2011 from $769,056 in the same period last year. The decrease was mainly driven by the decrease in sales revenue and government grant and the increase in selling and marketing expenses and general and administrative expenses.

Income Tax. Our provision for income taxes decreased from $35,764 in the six months ended June 30, 2010 to $21,952 for the same period this year, mainly due to the decrease of taxable income.

Net income. In the six months ended June 30, 2011, we generated a net income of $326,619, a decrease of $406,673, or 55%, from a net income of $733,292 in the same period last year, as a result of the cumulative effect of the factors described above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $486,835. The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(6,942)	$230,039
Net cash used in investing activities	(670,159)	(178,543)
Net cash provided by (used in) financing activities	544,544	(49,755)
Effects of exchange rate changes in cash	191,834	16,060
Net increase in cash and cash equivalents	59,277	17,801
Cash and cash equivalents at beginning of the period	427,558	409,718
Cash and cash equivalent at end of the period	$486,835	$427,519

Operating Activities

Our operations are, and expansion will be, mainly supported by cash generated from operating activities. We apply most of our cash to marketing and sales and research and development activities to enhance our competitive position consistent with our strategic goals. Net cash used in operating activities was $6,942 for the six months ended June 30, 2011, as compared to $230,039 net cash provided by operating activities for the same period in 2010. The increase in net cash used in operating activities resulted mainly from pricing discounts and increased spending for sales and marketing activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $670,159, as compared to $178,543 for the same period in 2010. We invested in new intangible assets to improve our research and development abilities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $544,544, as compared to $49,755 net cash used in financing activities for the same period in 2010. We obtain a new short term bank loan in June 2011.

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

From time to time, we have borrowed funds from Mr. Mingchun Zhou, our Chief Executive Officer, and have entered into agreements with him to memorialize our obligation to repay these amounts. As of June 30, 2011, the total outstanding amount due to Mr. Zhou was $556,864. These loans are generally unsecured, interest free and have no fixed repayment term.

We have entered into an agreement, dated December 10, 2007, with JW Junwei Financial Group (“Junwei”), pursuant to which, subject to the terms and conditions described therein, we are obligated to deliver 500,000 shares of our common stock to Junwei in five equal installments, commencing on December 31, 2009. Under the terms of the agreement, Junwei is obligated to provide us with financial advisory services over a five-year term commencing on January 1, 2008 and ending on December 31, 2012.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 6 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Mingchun Zhou, and Chief Financial Officer, Mr. Jiabo Fan, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhou and Fan determined that, as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	CHINA SKYRISE DIGITAL SERVICE INC.

	By:	/s/ Mingchun Zhou
Mingchun Zhou, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiabo Fan
Jiabo Fan, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)